Form 10-K
period 1998-10-31
COYNE INTERNATIONAL ENTERPRISES CORP; BLUE RIDGE TEXTILE MANUFACTURING INC; OHIO GARMENT RENTAL INC; MIDWAY CTS BUFFALO LTD
filed 1999-01-29
CIK 1066242, 1066243, 1066244, 1066245

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-K
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year ended October 31, 1998

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _________________

                        Commission File No.  333-60247
                                             ---------

                     COYNE INTERNATIONAL ENTERPRISES CORP.
                    BLUE RIDGE TEXTILE MANUFACTURING, INC.
                           OHIO GARMENT RENTAL, INC.
                           MIDWAY-CTS BUFFALO, LTD.
--------------------------------------------------------------------------------
     (Exact name of Registrants as specified in their respective charters)

            New York                                    16-6040758
            Georgia                                     58-2018333
            Ohio                                        34-1261376
            New York                                    16-1469155
---------------------------------------------  ---------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
             or Organization)

140 Cortland Avenue, Syracuse, New York                   13221
---------------------------------------------  ---------------------------------
(Address of Principal Executive Offices)                (Zip Code)

  Registrant's Telephone Number, Including Area Code:            (315) 475-1626
                                                                 --------------

  Securities Registered Pursuant to Section 12(b) of the Act:    NONE
                                                                 ----

  Securities Registered Pursuant to Section 12(g) of the Act:    NONE
                                                                 ----

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

YES   [ ]                          NO    [X]*

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

---------------------
*Issuer became subject to such filing requirements on November 9, 1998.

                               TABLE OF CONTENTS
                                                                                                PAGE
                                                                                                  --
                                    PART I

Item 1.   Business............................................................................     1

Item 2.   Properties..........................................................................     8

Item 3.   Legal Proceedings...................................................................    10

Item 4.   Submission of Matters to a Vote of Security Holders.................................    10

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters...............    11

Item 6.   Selected Financial Data.............................................................    11

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................................    12

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk...........................    18

Item 8.   Financial Statements and Supplementary Data.........................................    18

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    18

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..................................    19

Item 11.  Executive Compensation..............................................................    21

Item 12.  Security Ownership of Certain Beneficial Owners and Management......................    22

Item 13.  Certain Relationships and Related Transactions......................................    23

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................    25

          Signatures

          Index to Consolidated Financial Statements..........................................   F-1

Coyne International Enterprises Corp. uses a 52/53 week fiscal year ending on the last Saturday in October. For convenience, the dating of financial information in this Annual Report on Form 10-K has been labeled as of and for the years ended October 31, 1998, 1997 and 1996, as the case may be, rather than the actual fiscal year end.

                           Investment Considerations

This Annual Report on Form 10-K includes forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K and the other documents referred to below. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of, but not limited to, the following factors:
(i) the Company's ability to generate sufficient cash flow from operations, (ii) the availability of future borrowings under the Company's credit facility,
(iii) the availability of sufficient funds at the time of any change of control to make any required repurchases of the Company's senior subordinated notes,
(iv) restrictions in the Company's credit facility, (v) the Company's ability to compete with other firms in the textile rental industry, (vi) general economic conditions in the Company's markets, (viii) the timing of acquisitions,(ix) commencing start-up operations and related costs, (x) the Company's effectiveness in integrating acquired businesses and start-up operations, (xi) the timing of capital expenditures, (xii) seasonal rental and purchasing patterns of the Company's customers, (xiii) price changes in response to competitive factors, (xiv) the Company's ability to attract and retain qualified employees, (xiv), the year 2000 compliance of the Company's systems, (xv) a prolonged work stoppage or strike by the Company's unionized work force and
(xvi) the absence of a public market for the Company's senior subordinated notes. These and other factors are discussed in greater detail in the Company's Registration Statement on Form S-4, as amended, a copy of which may be obtained from Donald F.X. Keegan, Vice President and Chief Financial Officer, Coyne International Enterprises Corp., 140 Cortland Avenue, Syracuse, New York, 13221 and telephone requests may be directed to Mr. Keegan at (315) 475-1626. The Company's Registration Statement on Form S-4, as amended, is also available on the SEC's Internet site (http://www.sec.gov).

                                    PART I

ITEM 1.  BUSINESS.
         --------

GENERAL

     Coyne International Enterprises Corp. ("CTS" or the "Company") provides textile rental products and laundering services from 40 locations to customers in diversified industries throughout the eastern United States. Textile rental products provided by the Company include workplace uniforms, protective clothing, shop towels and other reusable absorbent products, floormats and treated mops and other dust control products. The Company primarily rents textile products to clients under laundry service contracts, but also sells products to clients and launders client-owned items. Most of the Company's accounts are subject to written contracts that range in duration from three to five years. The Company's products and services are distributed through its route-based distribution system comprised of 18 industrial laundry plants, 21 sales, service and distribution laundry terminals and one corporate sales office that allow the Company to provide rental services to customers in geographic areas outside of the immediate area of an industrial laundry plant. CTS manufactures shop towels, dust mops, floormats and several other products used in the laundry business at its Blue Ridge manufacturing subsidiary.

     The Company focuses on the value-added aspects of the textile rental business, such as the heavy soil (e.g., printing inks, oils and solvents) and protective garment sectors. (Value-added) refers to the Company's attempt to protect its customers from potential environmental liabilities by reducing the amount of hazardous substances sent to landfills for disposal. In addition, the Company assists its customers with OSHA compliance through its protective garment programs. The Company's products and services assist customers with their corporate image, the productivity and safety of their employees and the environmental impact of their businesses. For example, the Company has built industry-leading heavy soil laundry plants, which minimize its customers' environmental exposure and have allowed the Company to carve out what it believes is a leading position in the heavy soil sector of the textile rental services industry. In addition, the Company works with clients to design, source and manage protective uniform programs for specific applications, such as flame or chemical retardant clothing for industrial workers. Further, the Company believes it is one of the first launderers to offer garment tracking technologies that provide its customers with superior accountability for rented garments.

     The Company's customer base is diversified across a variety of industries. Customers range in size from large nationally-recognized businesses such as ALCOA, Eckerd Drugs, Hershey, Oneida, United Technologies and Xerox, to smaller businesses, such as gas stations and other retail businesses. In particular, the Company believes it is a leading provider of textile rental services to the printing industry throughout its service area, with customers including The New York Times and USA Today.

     The Company was founded and incorporated in New York in 1929 and has been owned and operated by the Coyne family since its inception. The Company's principal executive offices are located at 140 Cortland Avenue, Syracuse, New York, 13221 and its telephone number is (315) 475-1626.

INDUSTRY OVERVIEW

     The textile rental industry in the United States, which had 1997 revenues in excess of $9 billion, consists of two segments: the industrial segment (uniforms, protective clothing, shop towels, floormats and dust control products) and the linen segment (sheets, tablecloths and other linen items). In 1998, approximately 96% of the Company's business was derived from the industrial segment. The primary product in the industrial segment is uniforms which accounted for approximately 45% of the Company's revenues in 1998. According to industry data compiled by TRSA, of the 120 million potential uniform wearers, only 25 million wear uniforms, and only 8 million C 7% wear rental uniforms. The TRSA estimated that the uniform rental services segment of the textile rental industry grew at a rate of 13.5% in 1996 and 4.4% in 1997.

     The Company believes that much of the uniform industry's overall growth has resulted from an increasing number of companies choosing to use uniform rental services to maintain a high-quality corporate image, improve employee safety, productivity and morale and reduce costs. In addition, the growth in jobs, particularly in the service sector, has increased the number of potential uniform wearers. In 1996 alone, more than ten million new jobs were created in the United States with an estimated 65-70% of these jobs accounted for by service industries whose employees tend to wear uniforms. CTS also believes that growth in the rental segment of the industry in particular will be driven by the broad trends to outsource non-core business functions. Growing markets for uniforms identified by the Company include building services, communications, food processing, heating/ventilation/air conditioning, landscaping, pest control, pharmaceuticals, security and trucking.

     In addition, the Company believes its industry-leading environmental capabilities and protective clothing expertise strategically position it to realize long-term benefits from continuing government regulation of the environment and the workplace. Increasingly stringent environmental regulations have been and continue to be the catalyst for a shift toward the outsourcing of the laundering of heavy soil items. Additionally, government mandated safety regulations for reflective wear and flame retardant garments and the most recent report to Congress under The Workers' Family Protection Act from the NIOSH, which states that home laundering is inadequate in decontaminating work clothes, are creating new opportunities for uniform service companies like CTS. The market for flame retardant clothing has been fueled by OSHA regulations holding employers responsible for supplying appropriate clothing based on an evaluation of potential workplace hazards. Employers are prohibited from supplying clothing that, when exposed to flames or arcs, could increase the extent of wearer injury. Growth in demand for environmental services and protective clothing is particularly valuable to the Company because these markets involve long-term relationships with customers and make use of the Company's technical knowledge of regulations, products, fabric types, climatic conditions and job functions.

     Although the industrial textile rental industry includes several national companies, the industry remains highly fragmented. Based on information obtained from Cleary Gull Reiland & McDevitt, an investment firm that closely follows the uniform rental industry, there are currently over 700 uniform rental businesses in operation, the majority of which are single facility operators. The Company believes that many of these smaller companies are being forced to exit the market due to a lack of economies of scale and the cost of complying with increasingly stringent environmental standards. The Company further believes that the industry will continue to experience consolidation in the future and that strategic acquisition opportunities will become available.

PRODUCTS AND SERVICES

     The Company provides its customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. The Company's uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear, such as fire retardant and chemical protective garments. The Company also offers non-garment items and services, such as shop towels, floormats, dust-control mops and other textile products. Below is a chart displaying the approximate percentages of revenues, by product-type/1/:

                         Uniform &                                                                Hospital &
                          Garment    RAS & Shop    Walk Off     Dust Control                        Linen
            Period        Rentals     Towels        Mats         Products        Direct Sales     Products
     ------------------  ---------   ----------    --------     ------------     ------------     -----------
     Fiscal 1996.......    45.3          29.0       12.4            2.9               6.7            3.7

     Fiscal 1997.......    45.6          29.4       12.1            2.9               6.7            3.3
------------------------

/1/ Fiscal 1997 and 1996 percentages have been restated to conform with the 1999 presentation and reflect changes in the classification of certain miscellaneous revenue categories and ancillary charges.


Fiscal 1998..............      44.7          29.6          11.7           3.1          7.3           3.6


     The Company offers its customers a range of garment service options, including full-service rental programs in which garments are owned, cleaned and serviced by the Company and lease programs in which garments are cleaned and maintained by its customers' individual employees. The Company also offers the opportunity to purchase garments and related items directly. As part of its full-service rental business, the Company picks up a customer's soiled uniforms or other items on a periodic basis (usually weekly) and, at the same time, delivers cleaned and processed replacement items. The Company's centralized services, specialized equipment and economies of scale generally allow it to be more cost-effective in providing garment services than customers could be by themselves, particularly those customers with high employee turnover rates. Accordingly, the Company believes its services are appealing to customers who seek to outsource non-core functions. The Company's uniform programs help customers foster greater corporate identity, present a consistent, high-quality image and improve employee safety, productivity and morale.

     The Company offers its customers "green" programs which focus on pollution prevention. These programs are based on the Company's shop towel product which is highly absorbent and reusable. CTS is endorsed by many of the state and regional printing associations and services large printing operations such as The New York Times and USA Today. Further, the Company offers its customers Reusable Absorbent Systems ("RAS") socks and pads. RAS products provide customers with environmentally responsible alternatives to single-use disposable absorbents and promote the EPA policy of waste minimization. RAS programs are in place at many large national accounts such as Crouse Hinds, General Motors and United Technologies.

     In recent years, the Company has made a significant corporate investment in waste-water treatment in 10 of its 18 laundry plants. The Company's industry-leading waste-water treatment capabilities allow it to process textiles contaminated with petroleum, chemical solvents or printing inks that require specialized cleaning services that comply with environmental regulations. These facilities capture more than 98% of the waste solvents and oils in liquid form and then recycle this liquid waste as a supplemental fuel in a secondary fuel recycling program. This technology reduces the amount of waste-water sludge sent to landfills for disposal and minimizes a customer's future environmental liabilities. As a result of the Company's superior environmental capabilities in the heavy soil sector market, the Company estimates that most of the printing associations in the eastern United States have endorsed CTS as the preferred provider of heavy soil textile services. CTS provides such services to approximately 75% of the printing accounts in the eastern United States. All CTS environmental matters are managed by the Company's environmental team that is directed by a senior manager with extensive experience both in the industry and as a former appointed official of the EPA. This individual is recognized by both the TRSA and UTSA as a leading industry expert in environmental matters and serves on their respective environmental committees.

     Finally, the Company processes heavy soil textile products for many of its competitors because these competitors do not have the same waste treatment capabilities as CTS. This permits the Company to develop relationships with laundries that may be sold in the ongoing market consolidation.

     Most of the Company's accounts are subject to written service contracts. The Company's typical service contract ranges in duration from three to five years with automatic Aevergreen" renewals, except upon prior written notice, and provides for significant liquidated damages upon early termination by the customer.

     The Company believes that it is one of the first industrial launderers to implement bar-coding and radio frequency garment identification technologies. These technologies allow the Company and its customers to track a garment from pick-up at the customer's location through processing at the Company and delivery back to the customer. Garment tracking is particularly important for protective clothing because of its higher replacement cost and the need to closely monitor garment use compared to expected wear-life. Garments can be tracked by the use of bar code labels, which are permanently affixed to the garment and which can be read by route salespeople using hand-held laser scanners. The Company is able to provide reports to customers detailing the status of every garment at all times. In addition, customized reports are available and customers have the option to have direct-link PC capability, allowing them access to real-time information about individual employee garments. The Company believes that its tracking system improves inventory control and efficiency by reducing human error that results in missing uniforms and incomplete deliveries.

     Soiled textile items are returned to the laundry plant directly from the route system. These items are sorted by soil type and water washed in highly automated industrial laundry equipment using customized wash formulas that insure the cleanliness of these products while maximizing wear-life. Items are then dried, sorted, folded and moved to the route staging area in the plant or sent back to the terminal for distribution to the customer. In addition to water washing, a small number of specialty items such as leather gloves are dry cleaned. Chemicals used in dry cleaning operations are recycled. Waste-water from water washing is processed in plant waste-water treatment facilities and discharged in accordance with local municipal requirements.

SOURCING ACTIVITIES

     The Company actively manages its supply chain and has, from time to time, brought certain items in-house for manufacture on an opportunistic basis. For example, due to the cost and inconsistent quality of shop towels available, the Company began manufacturing shop towels in 1992. All of the shop towels used in the Company's laundry business are produced at the Company's Blue Ridge manufacturing facility and are marketed under the Blue Ridge name.
Approximately two-thirds of Blue Ridge manufactured shop towels are sold to customers other than CTS. Although other sources of shop towels are available, the Company believes that the superior performance of the Blue Ridge shop towel, particularly in terms of durability and absorption, is a significant advantage in securing heavy soil business. Blue Ridge manufactures dust mops, aprons, laundry bags and RAS socks and pads and began floormat production in late 1998. The Blue Ridge operations represented approximately 5.0% of the Company's revenues in fiscal 1998.

     In order to take advantage of the opportunities presented by the North American Free Trade Agreement, the Company manufactures work pants and shirts in Mexico under agreements with several Mexican manufacturers. While the Company does not anticipate substantial growth in its manufacturing operations, it continues to consider manufacturing opportunities in order to gain an advantage in the marketplace.

     The Company has also developed, in conjunction with a New Zealand based manufacturer, chemically protective and flame retardant garments that comply with American National Standards Institute ("ANSI") standards for exclusive distribution by CTS in the United States.

     The Company purchases other rental merchandise from a variety of sources including Garment Corporation of America, Perfect Jacket, RedKap and Universal Overall. The Company believes that it is not dependent on any one supplier and that alternative sources are available at comparable prices. The availability of alternative manufacturers and the Company's ability to change suppliers and manufacture textile products allow it to optimally meet its merchandise requirements in terms of quantity, quality and price.

CUSTOMERS

     The Company's customer base is diversified across a variety of industries and customers range in size from large nationally-recognized businesses such as ALCOA, Eckerd Drugs, Hershey, Oneida, United Technologies and Xerox, to smaller businesses, such as gas stations and other retail businesses. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, printers and publishers, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services approximately 40,000 accounts in diversified industries from 40 locations throughout the eastern United States. During the past five years, no single customer accounted for more than 5.0% of total revenues in any year.

SALES, MARKETING AND DISTRIBUTION

     In 1996, the Company made a strategic decision to increase its sales force from 25 to its current level of approximately 100 dedicated sales associates to leverage its investment in laundry plants, laundry terminals and their waste-water treatment facilities. Sales associates market the Company's products and services to potential customers and develop new accounts. The selling efforts of the sales force are managed by regional sales managers who are also responsible for major account relationships within their region. Rental and direct sales programs on the national level are handled by the National Account Marketing Department, which call directly on existing and prospective rental and direct sale national accounts. The regional sales managers and National Account Marketing Department report directly to the Vice President of Sales.

     The Company's route salespeople continue to be an integral component of the Company's sales and marketing efforts. Route salespeople have responsibility for increasing sales to existing customers and establishing new customer relationships along their routes. All of the Company's route salespeople are paid commissions based on the weekly revenue of their route. Further, route salespeople are incented to obtain an executed written contract from every customer. CTS believes that its approach results in a professional sales team that is highly motivated.

     Each of the Company's dedicated sales associates and route salespeople is a member of a laundry plant team. The compensation of each member is tied to the collective performance of the laundry plant team.

     The Company's catalog business operates under the Blue Ridge name and distributes over 125,000 catalogs each season. This catalog offers a variety of industrial garments and image apparel that is personalized with the logos and names of its customers. The focus of the catalog is to facilitate the growth of the Company's direct sales business and to establish relationships with accounts currently under contract with competitors.

COMPETITION

     The industrial segment of the textile rental industry is highly competitive. The Company believes that the top five companies (ARAMARK Corporation, Cintas Corporation, G&K Services, Inc., Unifirst Corporation and Unitog Company) in the industrial segment of the industry currently account for approximately 64% of the industry's sales. The Company believes that it is one of a small group of companies that have revenues of approximately $50 million up to $200 million and which collectively account for approximately 25% of revenues from the industrial segment. Within the industrial segment of the textile rental industry, the Company believes it has established itself as a leader in the heavy soil sector. The remainder of the industry is made up of over 700 smaller businesses, many of which serve one or a limited number of markets or geographic service areas and generate annual revenues of less than $1.0 million. The Company believes that the primary competitive factors that affect its operations are price and its ability to meet customers' product specifications, which include design, quality and service. The Company believes it maintains prices comparable to those of its major competitors. The Company also believes that its ability to compete effectively is enhanced by its environmental capabilities and its superior customer service and support.

EMPLOYEES

     As of October 31, 1998, the Company had approximately 1,850 employees. CTS is a party to 29 collective bargaining agreements covering approximately 800 employees. These bargaining agreements expire periodically through 2001. The Company's only work stoppage in the last ten years occurred in 1994 with respect to one bargaining unit of one Company facility. This stoppage represented a limited number of employees and had no material impact on the Company's operations. The Company believes that its relationships with both its union and non-union employees are good.

ENVIRONMENTAL MATTERS

     The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent waste-water and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has through the years taken measures to avoid their improper disposal.

     In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future. There have been no environmental claims brought against the Company that have had a material adverse effect.

     Under the Federal Comprehensive Environmental Response, Compensation and Liability Act, the U.S. Environmental Protection Agency ("EPA") is authorized to, among other things, designate certain contaminated facilities as Superfund sites and seek from responsible parties the cost to clean-up that contamination. The Company has in the past responded to a number of requests for information from the EPA concerning the Company's alleged disposal of hazardous substances at Superfund sites. In two of those cases, the Company has been named as a potentially responsible party. The Company has settled its liability with regard to one of these cases. With respect to the remaining case, the Company could be held liable for some or all of the cost to remediate the contamination, the extent of liability, if any, depends on a number of factors, such as (1) whether the Company disposed of hazardous substances at one or more of those facilities, (2) whether the Company or its waste hauling contractor selected the particular disposal location, (3) the quantity and, under certain circumstances, the toxicity of hazardous substances that were disposed and (4) whether the Company was contractually indemnified by its waste hauling contractor for such potential liability. The Company has not completed its evaluation of these questions, nor on the question of possible defenses to liability, to determine the extent of liability, if any, on such potential claim. In addition, the Company has recently responded to an inquiry from the EPA but has not been named as a potentially responsible party with respect to such inquiry.

     Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits.

     In addition, the EPA has recently proposed categorical pre-treatment standards, which form the basis for a federal environmental regulatory framework applicable to industrial laundry operations that may supercede local regulations. Scheduled to take effect in 1999, with a three year phase-in period, these regulations, if implemented as proposed, would require the Company, and its competitors, to expend substantial amounts on compliance, thereby increasing the Company's operating costs and capital expenditures. To the extent such costs and expenses could not be offset through price increases, the Company's results of operations could be adversely affected. Until such regulations are finalized, the Company is not able to determine the cost of compliance.

ITEM 2.    PROPERTIES.
           ----------

     As of October 31, 1998, the Company provided textile rental services from 40 facilities. The Company owns 21 of its facilities, including its corporate headquarters in Syracuse, New York, and leases the balance of its facilities pursuant to leases expiring between February 1999 and October 2003 with options to renew in most cases, except for leases for certain garages and small distribution facilities which are leased on a month-to-month basis. The Company's facilities consist of laundry plants and laundry terminals. A laundry plant processes and delivers textile rental products to customers or to laundry terminals. A laundry terminal does not engage in production work, but collects soiled inventory, transports it to the laundry plant for processing and delivers processed inventory to customers. A laundry plant can also perform all of the functions of a laundry terminal. The following table summarizes certain information concerning the Company's facilities.



                                                                       Approximate
        LOCATION                        Principal Use                Square Footage
---------------------------   ------------------------------------   --------------
Atlanta, Ga*                   Laundry Plant/Laundry Terminal                18,000
Baltimore, MD**                Laundry Plant/Laundry Terminal                85,000
Beckley, WV*                   Laundry Terminal                               7,500
Belleville, NJ**               Laundry Plant/Laundry Terminal                22,800
Betsy Layne, KY*               Laundry Terminal                               6,500
Blue Ridge, GA                 Manufacturing                                 42,500
Bristol, TN                    Laundry Plant/Laundry Terminal                27,200
Buffalo, NY***                 Laundry Plant/Laundry Terminal                92,000
Burlington, VT                 Laundry Terminal                               9,180
Cinnaminson, NJ*               Laundry Terminal                              10,000
Charlotte, NC*                 Laundry Terminal                               7,500
Chattanooga, TN*               Laundry Terminal                               8,200
Cleveland, OH                  Laundry Plant/Laundry Terminal                85,000
Erie, PA                       Laundry Terminal                              47,000
Evansville, IN*                Laundry Terminal                               7,500
Fairmont, WV*                  Laundry Terminal                               6,500
Greenville, SC*                Laundry Terminal                               5,000
Hazleton, PA*                  Laundry Terminal                               7,500
Huntington, WV                 Laundry Plant/Laundry Terminal               180,000
Joliet, IL*                    Laundry Terminal                               8,000
Lakeland, FL*                  Laundry Plant/Laundry Terminal                12,000
Lewiston, ME*                  Laundry Terminal                               6,500
London, KY**                   Laundry Plant/Laundry Terminal                24,000
Long Island, NY*               Laundry Terminal                               6,500
Nashville, TN*                 Laundry Terminal                               7,500
New Bedford, MA**              Laundry Plant/Laundry Terminal                85,000
Philadelphia, PA               Laundry Plant                                 85,000
Pittsburgh, PA*                Laundry Terminal                               6,500
Raleigh, NC*                   Laundry Terminal                               8,200
Richmond, VA                   Laundry Plant/Laundry Terminal                49,000
Schenectady, NY**              Laundry Plant/Laundry Terminal                25,000
Seaford, DE*                   Laundry Terminal                               6,200
Smithboro, NY                  Laundry Terminal                               6,500
Syracuse, NY                   Laundry Plant/Corporate                      220,000
                               Headquarters
Toledo, OH                     Laundry Plant/Laundry Terminal                65,000
Waterbury, CT                  Laundry Plant/Laundry Terminal               108,000
Winchester, VA*                Laundry Terminal                               9,200
Woodbridge, NJ*                Corporate Sales Office                           900
Worcester, MA                  Laundry Plant/Laundry Terminal                75,000
York, PA**                     Laundry Plant/Laundry Terminal                34,000
------------------------

*    Indicates leased facility.
**   Company owns laundry plant but leases garage.
***  Financed by industrial revenue bonds.

ITEM 3.    LEGAL PROCEEDINGS.
           -----------------

     The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ---------------------------------------------------

     None.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           ----------------------------------------------------------------
           MATTERS.
           -------

     There is no established trading market for the Company's equity securities.

     As of October 31, 1998, the Company's Class A Common Stock was held by two holders of record, the Company's Class B Common Stock was held by two holders of record, the Company's Class A Preferred Stock was held by two holders of record and the Company's Class B Preferred Stock was held by two holders of record.

ITEM 6.    SELECTED FINANCIAL DATA.
           -----------------------

     The selected financial data set forth below for the Company as of October 31, 1998, 1997, 1996 and 1995 and for each of the years in the four-year period ended October 31, 1998 are derived from the audited Consolidated Financial Statements. The selected financial data for the year ended October 31, 1994 is derived from unaudited Consolidated Financial Statements. The unaudited Consolidated Financial Statements include all adjustments consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the period. The data should be read in conjunction with the Consolidated Financial Statements and related notes, and other financial information included herein.

                                                                                 Years Ended October 31,
                                                            ------------------------------------------------------------
                                                               1994         1995         1996         1997         1998
                                                            ------------------------------------------------------------
                                                                                 (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
 Net revenue............................................    $110,407       $117,768   $119,085     $122,935     $138,737
 Income from operations (1).............................       5,292          7,595      8,179       10,792       10,239
 Interest expense (2)...................................       5,516          6,254      6,786        6,715       25,402
 Income (loss) before provision for income taxes,
   extraordinary item and cumulative effect
   of change in accounting principles...................        (224)         1,341      1,393        4,077      (15,163)
 Provision for income taxes.............................         413            890        847        2,025          640
 Income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principles................................        (637)           451        546        2,052      (15,804)
 Extraordinary item, net of tax (3).....................           -              -          -            -         (939)
 Cumulative effect of change in accounting for
   income taxes (4).....................................        (829)             -          -            -            -
 Net income (loss)......................................    $ (1,466)      $    451   $    546     $  2,052     $(16,743)
OTHER DATA:
 Capital expenditures...................................    $  9,915       $  8,731   $  9,820     $  2,584     $  6,619
 Depreciation and amortization..........................       3,780          4,416      4,779        5,289        5,814
BALANCE SHEET DATA (at period end):
 Working capital.......................................     $  8,812       $ 11,255   $  6,608     $  6,769     $ 15,817
 Total assets..........................................       85,001         93,170     97,432      102,621      117,599
 Total debt............................................       48,020         56,680     58,051       58,557       88,538
 Warrants (5)..........................................        1,743          1,743      1,743        1,743            -
 Shareholders' equity (deficit)........................        6,996          7,373      7,845        9,897       (6,846)

------------------

(1) Income from operations for 1994 includes gains from property insurance claims of $828.

(2) Interest expense for 1998 includes a $17,257 charge for the cost to redeem common stock warrants in excess of their book carrying value. See Note
     (5).

(3) Represents the extraordinary charge attributable to the write-off of unamortized financing charges and original issue discount of $1,304, net of taxes of $365. These deferred charges originated in 1994 in connection with subordinated notes and other debt obligations redeemed in 1998.

(4) Attributed to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," effective November 1, 1993.

(5) Common stock warrants were issued in 1994 in connection with the issuance of subordinated notes. Such common stock warrants and subordinated notes were redeemed in 1998.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
          and Results of Operations.
          ----------------------------------------------------------------------

     The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto contained herein.

RESULTS OF OPERATIONS

     The following table presents certain statements of historical operations data as a percentage of sales for the periods indicated and should be read in conjunction with the other financial information of CTS contained elsewhere in this Prospectus.



                                                   YEAR ENDED OCTOBER 31,
                                              ------------------------------------------
                                                   1996           1997           1998
                                              ------------------------------------------
Net revenue................................        100.0%          100.0%          100.0%
Cost of rental operations..................         73.7            70.8            70.7
Cost of direct sales.......................          4.7             4.7             5.1
Selling, general and administrative........         14.7            15.7            16.9
Income from operations.....................          6.9             8.8             7.4

Fiscal Year 1998 Compared to Fiscal Year 1997

     Net Revenue.   Net revenues were $138.7 million in fiscal 1998,
representing an increase of $15.8 million or 12.9% as compared to $122.9 million for fiscal 1997. The increase can be attributed to growth from existing operations of approximately $8.0 million due substantially to new sales generated by the Company's expanded sales organization. In addition, fiscal 1998 had 53 weeks of operations as compared to 52 weeks of operations in fiscal 1997. The acquisition of several small routes in the second half of fiscal 1997 have also contributed approximately $5.3 million to the revenue growth.

     Cost of Rental Operations.   Cost of rental operations of $98.0 million for
fiscal 1998 was 70.7% of total revenue for the period. Despite start up costs associated with new rental contracts, the cost of rental operations as a percentage of revenue was consistent with the prior year.

     Cost of Direct Sales.   Cost of direct sales of $7.1 million for fiscal
1998 was 5.1% of total revenue. Direct sales and related costs grew approximately 21.9% during the year due to increased focus by the Company's sales organization on this segment of the business. Cost of direct sales was approximately 70.3% and 70.2% of direct sales revenue for fiscal 1998 and 1997, respectively.

     Selling, General and Administrative Expense.   Selling, general and
administrative expense was $23.4 million for fiscal 1998 representing an increase of approximately $4.0 million or 21% over fiscal 1997. The increase was due primarily to selling expense which increased $2.5 million. This increase can be attributed to the significant expansion of the Company's sales organization, including increases in the number of personnel and related training costs, as well as related sales and marketing costs.

     Income from Operations.   Income from operations was $10.2 million for
fiscal 1998 as compared to $10.8 million for fiscal 1997. This decrease resulted from an increase in one-time costs associated with the significant investment in the sales organization.

     Interest Expense. Interest expense was $25.4 million for fiscal 1998 and $6.7 million for fiscal 1997. Fiscal 1998 interest expense includes the excess of redemption payments over the book value of common stock warrants of $17.3 million. In addition, interest expense exceeded 1997 levels due to the higher outstanding borrowings associated with the subordinated notes issued in June 1998.

     Income Taxes.   The Company's tax provision of $0.6 million for fiscal 1998 was $1.4 million less than the tax expense for the corresponding prior year period. The effective tax rate between the periods is not comparable due to the non-deductability of certain of the expenses associated with the redemption of the common stock warrants and the impact of certain nondeductible expenses such as the amortization of certain intangible assets.

     Extraordinary Item.   The extraordinary charge of $0.9 million in fiscal
1998 represents the write-off of $1.3 million of deferred financing costs associated with retired debt obligations, reduced by the resulting tax benefit of $0.4 million.

     Net Income (Loss).   Net loss was ($16.7) million for fiscal 1998 compared
with net income of $2.1 million for fiscal 1997. This decrease was due to the one-time charge of $17.3 million associated with the common stock warrant redemption agreement.

     Fiscal Year 1997 Compared to Fiscal Year 1996

     Net Revenue. Net revenue was $122.9 million in fiscal 1997, representing an increase of $3.8 million or 3.2% as compared to $119.1 million in fiscal 1996. The increase can be attributed to growth from existing operations (2.2%) and acquisitions (1.0%). Several small acquisitions, primarily in the Atlanta and Charlotte markets, during fiscal 1997 contributed $1.2 million during the period.

     Cost of Rental Operations. Cost of rental operations of $87.0 million for the year ended October 31, 1997 was 70.8% of total revenue. This represents a decrease of 2.9% as compared to the fiscal year ended October 31, 1996. Cost of rental operations for the year was 75.9% of rental revenue, a reduction of 3.2% as compared to the fiscal year ended October 31, 1996. The improved profitability in rental operations was due primarily to the realization of operating efficiencies and cost controls resulting from process improvement initiatives implemented in connection with the Company's strategic management program.

     Cost of Direct Sales. Cost of direct sales of $5.8 million for the year ended October 31, 1997 was a 4.7% of total revenue. This represents a 0.6% increase as compared to the fiscal year ended October 31, 1996. Direct sales grew approximately 3.4% over 1997. This growth was consistent with total revenue growth during 1997. Cost of direct sales was 70.2% of direct sales revenue which was comparable to the cost of direct sales in fiscal 1996.

     Selling, General and Administrative Expense. Selling, general and administrative expense was $19.4 million in fiscal 1997, representing an increase of $1.8 million or 10.2% as compared to $17.6 million in fiscal 1996. This increase was due primarily to selling expense which increased $1.2 million or 57.3% to $3.2 million in fiscal 1997 as compared to $2.0 million in fiscal 1996. The increase can be attributed to the significant expansion of the Company's sales organization during fiscal 1997. This expansion included increases in the number of personnel and related sales and marketing costs.

     Income from Operations. Income from operations was $10.8 million in fiscal 1997, representing an increase of $2.6 million or 31.9% as compared to $8.2 million in fiscal 1996. This increase was due to both the revenue increase and specific cost control programs in the laundering plants and in the corporate offices implemented in fiscal 1997 which allowed for more efficient operations and effective cost control.

     Interest Expense. Interest expense remained at 1997 levels due to comparable rates and outstanding borrowings during the years.

     Income Taxes. The Company's effective tax rate for fiscal 1997 was approximately 49.7% compared to an effective tax rate of approximately 60.8% in fiscal 1996. This reduction in rate was due primarily to the significant increase in taxable income during the period in relation to certain non-deductible expenses such as the amortization of goodwill and meal and entertainment costs.

     Net Income. Net income was $2.1 million in fiscal 1997, representing an increase of $1.6 million as compared to $0.5 million in fiscal 1996. The improvement in net income was due to increased revenue in conjunction with certain cost control initiatives which were part of the Company's strategic management program.

SEASONALITY

     The Company's operating results historically have been seasonally lower during the third fiscal quarter (May, June and July) primarily because the Company's floormat business is lower during this period than during the other quarters of the fiscal year. Certain customers of CTS arrange to have the floormats removed from their accounts during the late spring and early summer months. In addition, schools reduce or curtail their business during these months.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations, borrowings under the revolving credit facilities described below and in 1998 proceeds from an offering of senior subordinated notes.

     Net loss was ($16.7) million in fiscal 1998 representing a decrease of $18.8 million as compared to a net income of $2.0 million in fiscal 1997. This fluctuation was mainly due to the redemption of common stock warrants and the extraordinary loss on debt retirement.

     Cash used in operating activities was $15.3 million for fiscal 1998, a decrease of $21.6 million compared to fiscal 1997. The decrease was due primarily to the redemption of common stock warrants and reductions in accounts payable and other liabilities made with proceeds from the Company's $75.0 million subordinated note offering completed in June 1998. In addition, accounts receivable, inventories and uniforms in service all increased in response to the growth in revenue over fiscal 1997.

     On June 26, 1998, the Company raised $75.0 million through the offer and sale of senior subordinated notes. Such notes bear interest at 113% per annum from June 26, 1998, payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 1998. The proceeds of the offer and sale of such notes were used mainly to retire the majority of the Company's long-term debt and to redeem outstanding certain common stock warrants. Contemporaneously with the completion of the offer and sale of such notes, the Company amended its credit facility to provide for (i) a $25.0 million revolving credit facility subject to availability, (ii) a $20.0 million capital expenditure facility and
(iii) a $10.0 million acquisition facility.

     At October 31, 1998, the Company had approximately $17.2 million available under its revolving credit line and $30.0 million available under the other bank credit facilities. The Company's working capital was $15.8 million at October 31, 1998 compared to $6.8 million at October 31, 1997. The $9.0 million increase in working capital reflects the higher inventory levels, reduced accounts payable and reduced current maturities of long term debt.

     Capital expenditures were $6.6 million through October 31, 1998, $4.0 million more than the comparable period last year due to the investments made to support the continuing growth in revenue. These expenditures consist of $2.8 million for laundry equipment, $2.2 million for truck fleet related equipment, $1.2 million for computer equipment and $0.4 million for manufacturing equipment primarily for floormat production. Management believes that its operations and the Credit Facility will provide sufficient cash to meet the requirements for operations, acquisitions and capital expenditures for the next twelve months.

     Net income was $2.1 million in fiscal 1997, representing an increase of $1.6 million as compared to $0.5 million in fiscal 1996. Cash provided by operating activities of $6.3 million in fiscal 1997 was $1.3 million less than fiscal 1996 due to the significant investment in uniforms in service, as a result of new rental contracts. Further, the cash used in investing activities of $2.2 million was approximately $1.7 million lower than the prior year. This reduction was due to financing activities that allowed for investments to be transacted with debt rather than cash. These investments included seller financed acquisitions of $3.5 million, net of cash acquired, and purchases of property, plant and equipment of $1.5 million. Net cash used in financing activities of $3.1 million was $0.9 million less than fiscal 1996. The primary financing activity in fiscal 1996 was repayment of long-term debt. During fiscal 1997 the Company's repayments of long-term debt increased by $1.1 million. Cash at the end of fiscal 1997 of $1.3 million was $0.9 million greater than at the beginning of the year.

     During fiscal 1997, total capital expenditures amounted to $2.6 million, primarily for laundry equipment and route vehicles. Capital expenditures were $9.8 million in fiscal 1996 and $8.8 million in fiscal 1995. During fiscal 1996, the Company completed construction of its Buffalo, New York laundry plant. During fiscal 1995, the Company completed construction of its New Bedford, Massachusetts laundry plant. Maintenance capital expenditures are expected to be approximately $4.0 million per year for the next several years.

     During fiscal 1997, the Company acquired certain assets of several industrial laundries which were accounted for as purchase transactions. The aggregate purchase price of $4.6 million consisted of cash of $1.1 million and notes payable of $3.5 million. The purchase price was allocated to various assets, consisting primarily of purchased routes ($3.2 million).

INFORMATION SYSTEMS; YEAR 2000

General

     CTS has been evaluating Year 2000 ("Y2K") issues concerning the ability of its systems to properly recognize date sensitive information when the year
changes from 1999 to 2000.   The Company has spent a significant amount of time
evaluating its information and non-information systems over the past twelve months and intends to spend approximately $3.0 to $4.0 million on upgrading its information and non-information systems to improve performance and ensure Y2K compliance. Systems that do not properly recognize the year 2000 could generate erroneous data or cause complete system failures.

     State of Readiness

     The Company has adopted a five phase approach to managing Y2K issues. The five phases are as follows:
          Phase 1  Inventory of all systems and equipment that may be affected.
                   ---------
          Phase 2  Assessment of all systems and equipment to determine the
                   ----------
                   scale of the problem and design solutions.
          Phase 3  During this phase, the systems are either redeveloped,
                                                             -----------
                   renovated, replaced or retired.
                   ---------  --------    --------
          Phase 4  Each system or piece of equipment is tested to validate Y2K
                                                                  --------
                   compliance.
          Phase 5  New or changed systems are implemented.
                                              -----------

     In order to enhance the Company's information management capabilities as well as to achieve Y2K compliance, the Company has focused most of its Y2K efforts on the strategic applications relating to its customer contracts, route accounting, billing and accounts receivable. This portion of the Company's Y2K project is referred to as the "Billing System." The Company believes that its new Billing System which was recently installed at its New Bedford, Massachusetts facility has achieved all project objectives and is Y2K compliant. Phases 1 through 4 with respect to the Billing System are substantially complete and the implementation of Phase 5 was approximately 10% complete as of

October 31, 1998. Installation of the new Billing System is scheduled throughout 1999 and will involve all 17 laundry plants.

     The Company has grouped the balance of its information and non-information systems into three categories. First, is the Management Information Systems which encompasses computer hardware and software, including internally developed applications for purchasing, accounts payable and fleet management. The inventory and assessment phases have been substantially completed in this area. The Company expects to use third party application software that is Y2K complaint to replace or upgrade its existing Management Information Systems.
For example, the Company is in the process of upgrading its existing third party payroll and financial systems (general ledger and reporting) to versions that have been represented by third party vendors to be Y2K compliant. Such upgrades to the Company's third party payroll and financial systems are planned to be completed in March 1999. The second category which the Company has identified is the Physical Plant which includes such non-information systems as
production equipment and facilities.   The inventory and assessment phases have
been substantially completed in this area. Based on the Company's initial assessment, management believes that these systems will be Y2K compliant by January 1, 2000. The third category is the Extended Enterprise which includes suppliers and customers. The inventory and assessment phases have been substantially completed in this area. Most of the Company's suppliers and customers have been contacted and information has been requested regarding their state of readiness. All critical suppliers and customers have assured the Company that their systems are Y2K compliant or that they are in the process of repairing or replacing their systems to make them Y2K compliant. Since EDI, electronic data interchange, or other like technologies are not used extensively between CTS and its customers or suppliers the Company believes that risks are limited to the internal customer and supplier systems.

     The Company determined that is was not necessary to hire external consultants to assure the reliability of the Company's Y2K risks and cost estimates. The Y2K project has not hindered progress on other planned information technology projects.

     Year 2000 Costs

     The Company expects that the total costs of its Y2K project will range from $3.0 to $4.0 million. As of October 31, 1998 the Company had spent approximately $1.2 million. The majority of these costs have been associated with replacing both software and hardware. These costs will be capitalized and will be included in the Company's fixed assets and depreciated.

     Risks of Y2K Issues and Contingency Plans

     As discussed above, the Company has focused its resources on the systems that are critical to its business operations. While the Company continues to address the Y2K risks within its control, there are other risks which are beyond the immediate control of the Company, such as the risk that the Company's suppliers (including utilities) and customers will not be Y2K compliant. Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the results of operations of the Company. There can, however, be no assurances that Y2K remediation by others including suppliers, will be properly completed, and failure to do so could have a material adverse effect on the results of operations of the Company.

     Contingency plans have been developed for certain systems that  are
critical to the Company's business operations.   For example, arrangements have
been made for software applications developed in-house to convert existing computer code to allow for execution after December 31, 1999. This would only be done if the Y2K project was significantly off schedule.



EFFECTS OF INFLATION

     Inflation has had the effect of increasing the reported amounts of the Company's revenues and costs. However, the Company believes that it has been able to recover increases in costs attributable to inflation through increases in its prices and improvements in its productivity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The financial statements, financial statements schedules and related documents that are filed with this Report are listed in Item 14(a) of this Report on Form 10-K and begin on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          on Accounting and Financial Disclosure.
          ------------------------------------------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     The following table sets forth certain information regarding the Company's directors, executive officers and certain key employees:



            NAME                     Age                             Position
-----------------------------------------------------------------------------------------------------------------
Thomas M. Coyne                      60          Chairman of the Board, President and Chief Executive Officer
J. Patrick Barrett (1)               61          Director
Thomas C. Crowley (1)(2)             52          Director
William D. Matthews (1)              64          Director
Wallace J. McDonald                  58          Director
David P. O'Hara                      51          Director and Assistant Secretary
Raymond T. Ryan (1)(2)               71          Director and Assistant Treasurer
Dennis J. Bossi                      54          Vice President of Operations
John G. Harshall                     50          Vice President of Operations
Donald F. X. Keegan                  37          Vice President, Chief Financial Officer & Treasurer
Thomas E. Krebbeks                   44          Corporate Controller
David I. Murray                      49          Senior Vice President of Laundry Operations
Anthony F. O'Connor                  49          Vice President of Sales & Marketing
Alexander Pobedinsky                 37          General Counsel and Secretary
Frank E. Reid                        81          Vice President of Operations
Robert E. Rudd                       45          Vice President of Engineering
Timothy O. Taylor                    45          Vice President of Blue Ridge Textile Manufacturing, Inc.

-------------------

(1)  Member of the Audit and Finance Committee.
(2)  Member of the Human Resource and Compensation Committee.


     Thomas M. Coyne is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Coyne joined the Company in 1977 after spending 17 years with an engineering and construction company. He has served in various positions responsible for plant operations and sales before his promotion to President in 1982. Mr. Coyne currently serves on the Board of the Textile Rental Services Association.

     J. Patrick Barrett has been a director since July, 1998. He has been President of Telergy, Inc., a telecommunication company, since April, 1998; Chairman of Carpat Investments, a private investment firm, since 1987; was Chairman and CEO of Avis Inc. from 1981 to 1987 and has been a director of Lincoln National Corp. since 1990.

     Thomas C. Crowley has been a Director of the Company since 1993. Mr. Crowley has been the Executive Vice President of Evergreen Bancorp, Inc. in Glenn Falls, New York since 1994. From 1979 to 1993, Mr. Crowley was an executive with Fleet Bank.

     William D. Matthews has been a Director of the Company since January 1997. Mr. Matthews has been the Chairman of the Board and Chief Executive Officer of Oneida, Ltd. in Oneida, New York since 1986. Oneida, Ltd. is listed on The New York Stock Exchange. Mr. Matthews has been a director of CONMED Corporation since 1997.

     Wallace J. McDonald has been a Director of the Company since 1987. Mr. McDonald has been a partner with the law firm of Bond, Schoeneck & King, LLP based in Syracuse, New York since 1967.

     David P. O'Hara has been a Director of the Company since 1982. Mr. O'Hara was General Counsel and Secretary of the Company from 1981 to 1997. He currently is Assistant Secretary of the Company and a partner with the law firm of O'Hara, Hanlon, Knych & Pobedinsky, LLP based in Syracuse, New York.

     Raymond T. Ryan has been a Director of the Company since 1991. From March 1991 through July 1995 he served as Chief Financial Officer of the Company. He is currently Assistant Treasurer of the Company. Mr. Ryan has been an employee of the Outaouais Group, Inc. since 1991. Mr. Ryan is a retired partner of Coopers and Lybrand, LLP and was the tax partner for Coyne for 16 years.

     Dennis J. Bossi has been a Vice President of Operations of the Company since January 1984. From 1976 to 1983, Mr. Bossi was the Vice President of Administration for Fisher Foods, Inc. where he served in various positions of increasing responsibility.

     John G. Harshall joined the Company in October 1986 as General Manager of the York, Pennsylvania laundry operation. In February 1995, Mr. Harshall was promoted to his current position of Vice President of Operations. From 1984 to 1986, Mr. Harshall was a consultant to the grocery industry. From 1979 to 1983, he was the Senior Vice President of Store Operations for Fisher Foods, Inc.

     Donald F. X. Keegan has served as Vice President, Chief Financial Officer and Treasurer of the Company since August 1995. From 1990 to 1995, Mr. Keegan was Vice President of Operations and Chief Financial Officer of Jos. J. Pietrafesa Co., a private label manufacturer of men's fine tailored clothing. Mr. Keegan is a certified public accountant who began his career with Arthur Andersen & Co. in New York, New York in 1983.

     Thomas E. Krebbeks has been the Corporate Controller of the Company since 1991. Mr. Krebbeks began his career with Ernst & Young and is a certified public accountant.

     David I. Murray joined the Company in June 1998 as the Senior Vice President of Operations. Prior to joining Coyne, Mr. Murray was employed with The Budget Corporation from August 1993 to September 1997 as Vice President and General Manager in the Rental Car Division. From November of 1991 to July 1997, Mr. Murray was President/CEO of Consumers Auto Choice of Fresno, California.

     Anthony F. O'Connor joined the Company in October 1992 as General Manager of the Belleville, New Jersey laundry operation. In February 1995, Mr. O'Connor was promoted to Vice President of Operations. In July 1996, Mr. O'Connor was promoted to his current position of Vice President of Sales & Marketing. From 1983 to 1992, Mr. O'Connor was a General Manager with ARAMARK Corporation.

     Alexander Pobedinsky has been the General Counsel and Secretary of the Company since 1997. Mr. Pobedinsky has been associated with the law firm of O'Hara, Hanlon, Knych and Pobedinsky, LLP based in Syracuse, New York since 1991 and became a partner in 1996.

     Frank E. Reid has been a Vice President of Operations of the Company since 1995. Prior to joining the Company, Mr. Reid was a General Manager for 20 years with Unifirst Corporation in Springfield, Massachusetts.

     Robert E. Rudd joined the Company in 1979. Since then he has held positions in various aspects of plant operations, including plant redesign, automation and construction. He was promoted to his current position of Vice President of Engineering in October 1996.

     Timothy O. Taylor joined the Company in October 1992 as General Manager of Blue Ridge Textile Manufacturing, Inc. In 1995, he was promoted to his current position of Vice President of Blue Ridge Textile Manufacturing, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The following table sets forth the compensation during the last two fiscal years earned by the Company's President and each other executive officer who made in excess of $100,000 during the fiscal year ended October 31, 1998:


                                                             ANNUAL COMPENSATION
                                                FISCAL     ------------------------       ALL OTHER
             Name and Principal Position         YEAR      SALARY             BONUS     COMPENSATION (1)
--------------------------------------------  ----------   -----------   ------------  ------------------
Thomas M. Coyne                                  1998      $290,526                            $14,115
Chairman of the Board, President and             1997      $206,507       $50,000              $ 3,381
 Chief Executive Officer

Donald F. X. Keegan                              1998      $137,609                             $7,088
Vice President, Chief Financial Officer          1997      $130,000       $27,500               $2,827
 and Treasurer

Dennis J. Bossi                                  1998      $116,109                             $6,266
Vice President of Operations                     1997      $115,000       $20,000               $2,785


Anthony F. O'Connor                              1998      $100,000                             $4,500
Vice President of Sales and Marketing            1997      $ 85,231       $15,000               $1,518


John G. Harshall                                 1998      $100,000                             $4,500
Vice President of Operations                     1997      $ 84,327       $20,000               $1,590

----------------------

(1) In fiscal 1998, consisted of premiums for disability policies paid by the Company of $1,041 $896, $1,041, $0 and $0 and the Company matching contributions under the 401(k) Plan of $13,074, $6,192, $5,225, $4,500 and
     $4,500 for the benefit of Messrs. Coyne, Keegan, Bossi, O'Connor and Harshall, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     All of the Company's equity securities are owned of record by the Coyne family or trusts established by them.


                                          COMMON STOCK                                      PREFERRED STOCK
                                          ------------                                      ---------------
                                 Class A(Voting)     Class B(Non-Voting)       Class A(Non-Voting)     Class B(Non-Voting)
                                 ---------------     -------------------       -------------------     -------------------
                          Number of                 Number of                 Number of                Number of
                           SHARES                    SHARES                    SHARES                   SHARES
                        BENEFICIALLY   PERCENTAGE  BENEFICIALLY  PERCENTAGE  BENEFICIALLY  PERCENTAGE  BENEFICIALLY  PERCENTAGE
                          Owned(1)      of Class     Owned (1)    of Class     Owned (1)    of Class    Owned (1)     of Class
                        -------------- ----------  ------------- ----------  ------------- ----------  ------------  ----------
------------------------------------------------------------------------------------------------------------------------------------

J. Stanley Coyne
 Revocable Trust (2)(3).                    -           63,305       85.5%        19,745       85.5%        2,272       80.0%


J. Stanley Coyne Inter
 Vivos Irrevocable           1,020       34.9%              -           -             -          -            -          -
  Trust(2)(4)...........

Thomas M. Coyne Blue
 Ridge Trust (2)(5).....     1,903       65.1%              -           -             -          -            -          -


J. Stanley Coyne (2)....     1,020(6)    34.9%          74,030(7)     100%        23,107(8)     100%        2,991 (9)    100%


----------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and includes voting or investment power with respect to the securities. Accordingly they may include securities owned by or for, among others, the spouse and/or minor children or the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock option within 60 days after the date of this table.

(2) The address of such beneficial owner is c/o Coyne International Enterprises Corp., 140 Cortland Avenue, P.O. Box 4854, Syracuse, New York 13221.

(3) The trustees of this trust are J. Stanley Coyne, David P. O'Hara, Thomas M. Coyne, Raymond T. Ryan and Wallace J. McDonald, who share voting and investment power with respect to the shares held by this trust and who may be deemed to be the beneficial owner of all such shares. Such trustees disclaim beneficial ownership of these shares.

(4) The trustees of this trust are J. Stanley Coyne, David P. O'Hara, Thomas M. Coyne, Raymond T. Ryan and Wallace J. McDonald, who share voting and investment power with respect to the shares held by this trust and who may be deemed to be the beneficial owner of all such shares. Such trustees disclaim beneficial ownership of these shares.

(5) The trustees of this trust are Raymond T. Ryan and David P. O'Hara, who share voting and investment power with respect to the shares held by this trust and who may be deemed to be the beneficial owner of all such shares. Such trustees disclaim beneficial ownership of these shares.

(6) Represents 1,020 shares owned by the J. Stanley Coyne Inter Vivos Irrevocable Trust, of which J. Stanley Coyne is a co-trustee.

(7) Includes 63,305 shares owned by the J. Stanley Coyne Revocable Trust, of which J. Stanley Coyne is a co-trustee.

(8) Includes 19,745 shares owned by the J. Stanley Coyne Revocable Trust, of which J. Stanley Coyne is a co-trustee.

(9) Includes 2,272 shares owned by the J. Stanley Coyne Revocable Trust, of which J. Stanley Coyne is a co-trustee.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Company's Human Resources and Compensation Committee consists of Messrs. Crowley and Ryan.

     Mr. Ryan served as Chief Financial Officer of the Company from March 1991 through July 1995 and is currently Assistant Treasurer of the Company. Except as described above, no officer of the Company serves as a member of the Human Resources and Compensation Committee. Transactions with certain of the members of such committee are discussed below under "Professional Services."

     Robert C. Ammerman, a principal of Capital Resource Partners, L.P. which was a prior investor in the Company, was a director of the Company and a member of the Human Resources and Compensation Committee from 1994 until May 1998. Capital Resource Partners' investment was redeemed with a portion of the proceeds from the Company's 1998 senior subordinated note offering.

CERTAIN TRANSACTIONS WITH MEMBERS OF THE COYNE FAMILY

     At the Company's discretion, the Company has made salary continuation payments of $100,000 per year to each of J. Stanley Coyne, a principal shareholder of the Company, and Gerald Coyne, a son of J. Stanley Coyne, including payments of such amounts in each of the last three fiscal years. Both
J. Stanley Coyne and Gerald Coyne are former officers and executive employees of the Company. The salary continuation payments are discretionary compensation payments made by the Company. In addition, at the Company's discretion it has paid certain medical and personal expenses of J. Stanley Coyne aggregating $112,400 during fiscal 1998.

     The Company has an outstanding note receivable from J. Stanley Coyne in the amount of $1,256,250. This note bears interest at the applicable federal rate as determined by the Internal Revenue Service (5.3% at October 31, 1998). This note will become payable, with accrued interest, upon the death of J. Stanley Coyne.

     The Company has guaranteed the obligations of J. Stanley Coyne under a promissory note payable in 2003 in the approximate amount of $1.9 million, including accrued interest.

     The Company makes advancements of $2,500 per month to Susan Whitney, the daughter of J. Stanley Coyne. The total amount of such advancements, as of October 31, 1998, was $35,000. These advancements are made by the Company at its discretion, upon request of Susan Whitney, and can be stopped by the Company at any time. The Company is also making advancements of $2,231 per month to Gerald Coyne, a son of J. Stanley Coyne, to be used as mortgage payments on his home. The total amount of such advancements as of October 31, 1998 was $85,300. These advancements will continue for thirty years or until the death of Gerald Coyne and his wife. All advancements to Susan Whitney and Gerald Coyne will be repaid, with interest at 9.5%, to the Company from such person's share of The J. Stanley Coyne Inter Vivos Irrevocable Trust.

     The Company acquired certain residential property in central New York in 1995 at a cost of $320,000 for use by Thomas M. Coyne, Chairman of the Board, President of the Company and Chief Executive Officer. Mr. Coyne paid the down payment of $75,000 and the Company assumed a mortgage of $245,000 payable at $2,900 per month for ten years. The mortgage bears interest at 7.5%. The Company made mortgage payments of $34,900 during fiscal 1998. The balance of the mortgage at October 31, 1998 was $191,400. Thomas M. Coyne has an option to acquire this property any time for the unpaid balance of the mortgage, but in no event less than $100,000.

     The Company approved a loan of $110,000 to Thomas M. Coyne in December 1997 at an interest rate of 9.5%. As of October 31, 1998, the total amount advanced and outstanding was $107,000. This loan is payable at a rate of $2,000 per month beginning January 1999, plus mandatory prepayments of principal equal to Thomas M. Coyne's after-tax bonuses received from the Company.

PROFESSIONAL SERVICES AND OTHER RELATED PARTY TRANSACTIONS

     Raymond T. Ryan, a director of the Company, member of the Human Resources and Compensation Committee, Audit and Finance Committee, and the Assistant Treasurer of the Company, is an employee of The Outaouais Group, Inc., a consulting firm, which provides various accounting, tax and financial services to the Company. The Company paid fees of $78,800 to The Outaouais Group, Inc. for various services during fiscal 1998.

     David P. O'Hara, a director and Assistant Secretary of the Company and Alexander Pobedinsky, General Counsel and Secretary of the Company, are partners with the law firm of O'Hara, Hanlon, Knych & Pobedinsky, LLP, which provides legal services for the Company. The Company paid fees of $606,200 to O'Hara, Hanlon, Knych & Pobedinsky, LLP for various services during fiscal 1998.

     Wallace J. McDonald, a director of the Company, is a partner in the law firm of Bond, Schoeneck & King, LLP, which provides legal services for the Company. The Company paid fees of $54,600 to Bond, Schoeneck & King, LLP for various services during fiscal 1998.

     J. Patrick Barrett, a director of the Company, owns Syracuse Executive Air Service, Inc., which provides hanger and related services for the Company. The Company paid fees of $157,327 to Syracuse Executive Air Service, Inc. for various services during fiscal 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
          ------------------------------------------------------

          (a)  Documents filed as part of this report:

               1. List of Consolidated Financial Statements. The following consolidated financial statements and the notes thereto of Coyne International Enterprises Corp., which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K:

                    Report of PricewaterhouseCoopers LLP
                    Consolidated Balance Sheets as of October 31, 1998 and 1997 Consolidated Statements of Operations and Retained Earnings
                         (Deficit) for the years ended October 31, 1998, 1997 and 1996
                    Consolidated Statements of Cash Flows for the years ended
                         October 31, 1998, 1997 and 1996
                    Notes to Consolidated Financial Statements

               2.  List of Financial Statement Schedules.  Not applicable.

               3.  List of Exhibits filed pursuant to Item 601 of Regulation S-
K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K:

   EXHIBIT NO.                    DESCRIPTION
----------------  -------------------------------------------------------

(a)  Exhibits

     3.1          Amended and Restated Articles of Incorporation of the Company*

     3.2          Amended and Restated Bylaws of the Company**

     3.3          Articles of Incorporation of Blue Ridge Textile Manufacturing,
                  Inc.**

     3.4          Bylaws of Blue Ridge Textile Manufacturing, Inc.**

     3.5          Articles of Incorporation of Clean Towel Service, Inc.**

     3.6          Bylaws of Clean Towel Service, Inc.**

     3.7          Articles of Incorporation of Ohio Garment Rental, Inc.**

     3.8          Bylaws of Ohio Garment Rental, Inc.**

     3.9          Certificate of Incorporation of Midway-CTS Buffalo, Ltd.**

   EXHIBIT NO.                      DESCRIPTION
----------------  -------------------------------------------------------

     3.10         Bylaws of Midway-CTS Buffalo, Ltd.**

     4.1 Indenture, dated as of June 26, 1998, by and among the Company, Blue Ridge Textile Manufacturing, Clean Towel Service, Inc., Ohio Garment Rental, Inc. and Midway-CTS Buffalo, Ltd., as guarantors and IBJ Schroder Bank & Trust Company, as trustee**

     4.2          Form of 113% Senior Subordinated Note due 2008**

     10.1 Amended and Restated Financing Agreement, dated as of June 26, 1998, between the Company, Blue Ridge Textile Manufacturing, Inc., Clean Towel Service, Inc., Midway-CTS Buffalo, Ltd., Ohio Garment Rental, Inc. (collectively, the "Borrowers") and NationsBank, N.A. (the "Lender")**

     10.2 Revolving Credit Note, dated as of June 26, 1998, between the Borrowers and the Lender**

     10.3 Capital Expenditure Note, dated as of June 26, 1998, between the Borrowers and the Lender**

     10.4 Acquisition Loan Note, dated as of June 26, 1998, between the Borrowers and the Lender**

     10.5 Lease Purchase Agreement, dated as of December 1, 1994, between the Erie County Industrial Development Agency and Midway-CTS Buffalo, Ltd.**

     10.6 Form of the $2,600,000 Industrial Development Revenue Bond issued by the Erie County Industrial Development Agency**

     10.7 Lessee Guaranty Agreement, dated as of December 1, 1994 between Midway-CTS Buffalo, Ltd. and Key Bank of New York**

     10.8 Purchase Agreement, dated as of June 23, 1998, by and among the Company, Blue Ridge Textile Manufacturing, Inc., Clean Towel Service, Inc., Midway-CTS Buffalo, Ltd., Ohio Garment Rental, Inc., NationsBank Montgomery Securities LLC and First Union Capital Markets, a division of Wheat First Securities, Inc.**

     10.9 Registration Rights Agreement, dated as of June 26, 1998, by and among the Company, Blue Ridge Textile Manufacturing, Inc., Clean Towel Service, Inc., Ohio Garment Rental, Inc., Midway-CTS Buffalo, Inc., NationsBank Montgomery Securities LLC and First Union Capital Markets, a division of Wheat First Securities, Inc.**

  EXHIBIT NO.                                          DESCRIPTION
--------------    --------------------------------------------------------------

     10.10 Promissory Note dated September 27, 1994 from J. Stanley Coyne payable to the Company and related Mortgage Deed**

     10.11 Indemnification Agreement of J. Stanley Coyne and Guaranty by the Company**

     10.12 Long-Term Incentive Agreement dated October 31, 1998 between the Company and Donald F. X. Keegan.

     12.1         Statement of Computation of Ratio of Earnings to Fixed
                  Charges**

     21.1         Subsidiaries of the Company

     24.1         Power of attorney (included on signature page)

     27.1         Financial Data Schedule

----------------------

* Incorporated by reference to Amendment No. 2 of the Company's Registration Statement on Form S-4 (Registration No. 333-602471), as amended, filed with the Securities and Exchange Commission on October 27, 1998.

**  Incorporated by reference to Amendment No. 1 of the Company's Registration
     Statement on Form S-4 (Registration No. 333-60247), as amended, filed with the Securities and Exchange Commission on August 5, 1998.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COYNE INTERNATIONAL ENTERPRISES CORP.

Date:   January 29    , 1999    By: /s/ Thomas M. Coyne
        ----------                  -------------------
                                    Thomas M. Coyne
                                    Chairman of the Board, President and
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                                           Capacity                    Date
--------------------------------------  --------------------------------  ----------------

 /s/ Thomas M. Coyne                    Chairman of the Board, President  January 29, 1999
--------------------------------------  and Chief Executive Officer
Thomas M. Coyne                         (Principal Executive Officer)

 /s/ Donald F.X. Keegan                 Vice President, Chief Financial   January 29, 1999
--------------------------------------  Officer and Treasurer (Principal
Donald F.X. Keegan                      Financial and Accounting Officer)

 /s/ Thomas C. Crowley                  Director                          January 29, 1999
--------------------------------------
Thomas C. Crowley

 /s/ William D. Matthews                Director                          January 29, 1999
--------------------------------------
William D. Matthews

 /s/ Wallace J. McDonald                Director                          January 29, 1999
--------------------------------------
Wallace J. McDonald

 /s/ David P. O'Hara                    Director and Assistant Secretary  January 29, 1999
--------------------------------------

 /s/ Raymond T. Ryan                    Director                          January 29, 1999
--------------------------------------
Raymond T. Ryan

 /s/ J. Patrick Barrett                 Director                          January 29, 1999
--------------------------------------
J. Patrick Barrett

Coyne International Enterprises Corp. and Subsidiaries

Index

                                                                            Page

Opinion of Independent Certified Public Accountants....................      F-2

Financial Statements:

        Consolidated Balance Sheets,
                 October 31, 1998 and 1997.............................  F-3-F-4

        Consolidated Statements of Operations and Retained Earnings
                 (Deficit), For the Years Ended October 31, 1998, 1997
                 and 1996..............................................      F-5

        Consolidated Statements of Cash Flows,
                For the Years Ended October 31, 1998, 1997 and 1996....      F-6

        Notes to Consolidated Financial Statements..................... F-7-F-17

Independent Auditor's Report



The Board of Directors
Coyne International Enterprises Corp.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Coyne International Enterprises Corp. and its subsidiaries (the "Company") at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Syracuse, New York
December 12, 1998

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets
October 31, 1998 and 1997


                  ASSETS                                   1998                            1997
Current assets:
 Cash and cash equivalents                             $ 1,073,496                     $ 1,272,192

 Receivables, principally trade                         14,444,489                      11,957,651

 Inventories                                             6,846,393                       5,131,861

 Uniforms and other rental items in service, net        28,337,302                      23,559,751

 Prepaid expense and other assets                          931,978                         729,876
                                                   ----------------                ----------------

   Total current assets                                 51,633,658                      42,651,331
                                                   ----------------                ----------------


Property, plant and equipment, net                      43,934,590                      41,799,938

Purchased routes and acquisition intangibles, net       16,306,920                      16,549,578

Deferred financing cost, net                             2,871,172                         745,649

Deferred income taxes                                    2,435,000                         500,000

Other assets                                               417,553                         374,248
                                                   ----------------                ----------------

                                                     $ 117,598,893                   $ 102,620,744
                                                   ================                ================

The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets
October 31, 1998 and 1997


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                        1998             1997
Current liabilities:
  Current maturities of capital lease and other loan obligations       $  3,861,406     $  7,849,570
  Bank overdraft                                                                           1,700,982
  Accounts payable                                                        7,005,212        7,938,043
  Accrued expenses:
    Salaries and employee benefits                                        5,195,374        3,921,077
    Other                                                                 9,385,038        5,856,989
  Deferred income taxes                                                  10,370,000        8,615,000
                                                                       ------------     ------------
      Total current liabilities                                          35,817,030       35,881,661

Long-term obligations:
  Capital lease and other loan obligations, net of current maturities     9,676,247       39,650,469

  Senior subordinated notes, net of original
    issue discount of $942,856 in 1997                                   75,000,000       11,057,144
  Other liabilities                                                       3,951,145        4,391,322
                                                                       ------------     ------------
        Total liabilities                                               124,444,422       90,980,596
                                                                       ------------     ------------

Redeemable common stock warrants                                                  0        1,743,086

Shareholders' equity (deficit):
  Preferred stock - 5% non-cumulative, non-voting, callable at par:
    Class A - $100 par value; authorized 30,000;
      issued and outstanding 23,107                                       2,310,700        2,310,700
    Class B - $500 par value; authorized 5,000;
      issued 4,991 and outstanding 2,991                                  2,495,500        2,495,500
  Common stock - $.01 par value:
    Class A - voting; authorized 100,000;                                        29               29
      issued and outstanding 2,923
    Class B - non-voting; authorized 99,000;
      issued and outstanding 74,030                                             740              740
  Additional paid-in capital                                                849,512          849,512
  Retained earnings (deficit)                                           (11,078,823)       5,663,768
                                                                       ------------     ------------
                                                                         (5,422,342)      11,320,249
  Less:
    Cost of 2,000 shares of Class B preferred stock held in treasury       (166,667)        (166,667)
    Shareholder note receivable                                          (1,256,520)      (1,256,520)
                                                                       ------------     ------------
      Total shareholders' equity (deficit)                               (6,845,529)       9,897,062
                                                                       ------------     ------------

Commitments and contingencies                                          $117,598,893     $102,620,744
                                                                       ============     ============

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Operations
 and Retained Earnings (Deficit)
For the Years Ended October 31, 1998, 1997 and 1996

                                                  1998                          1997                          1996
Revenue:
 Rental operations                            $ 128,666,244                  $114,671,684                  $111,090,673
 Direct sales                                    10,070,299                     8,263,079                     7,994,194
                                             ---------------               ---------------               ---------------
                                                138,736,543                   122,934,763                   119,084,867
                                             ---------------               ---------------               ---------------

Operating expenses:
 Cost of rental operations                       98,018,735                    86,985,898                    87,721,417
 Cost of direct sales                             7,079,717                     5,801,679                     5,626,040
 Selling, general and administrative             23,399,517                    19,355,384                    17,558,105
                                             ---------------               ---------------               ---------------
                                                128,497,969                   112,142,961                   110,905,562
                                             ---------------               ---------------               ---------------

   Income from operations                        10,238,574                    10,791,802                     8,179,305

Interest expense, including redemption of
 common stock warrants of $17,257,000 in 1998    25,401,922                     6,715,224                     6,786,065
                                             ---------------               ---------------               ---------------

   Income (loss) before income
    taxes and extraordinary item                (15,163,348)                    4,076,578                     1,393,240

Income taxes                                        640,188                     2,025,000                       847,000
                                             ---------------               ---------------               ---------------

   Income (loss) before extraordinary item      (15,803,536)                    2,051,578                       546,240

Extraordinary loss on debt retirement,
 net of tax benefit of $365,188                     939,055
                                             ---------------               ---------------               ---------------

   NET INCOME (LOSS)                            (16,742,591)                    2,051,578                       546,240

Retained earnings, beginning of year              5,663,768                     3,612,190                     3,065,950
                                             ---------------               ---------------               ---------------

   RETAINED EARNINGS
    (DEFICIT), END OF YEAR                    $ (11,078,823)                 $  5,663,768                  $  3,612,190
                                             ===============               ===============               ===============

The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended October 31, 1998, 1997 and 1996

                                                         1998                            1997                           1996
Cash flows from operating activities:
 Net (loss) income                                   $ (16,742,591)                    $ 2,051,578                    $   546,240
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
   Depreciation and amortization
    of plant and equipment                               4,559,183                       4,147,655                      3,688,268
   Amortization expense                                  1,255,189                       1,140,994                      1,090,600
   Extraordinary loss on retirement of debt, net           939,055
   Provision for deferred income taxes                    (180,000)                      1,595,000                        402,000
   Changes in operating assets
    and operating liabilities:
     Accounts receivable                                (2,463,969)                       (271,471)                       861,707
     Inventories                                        (1,714,532)                       (252,128)                        66,694
     Uniforms in service                                (4,727,551)                     (2,808,304)                    (1,229,739)
     Prepaid expenses and other assets                    (245,407)                        778,894                        825,572
     Accounts payable and other liabilities              4,004,526                        (107,932)                     1,309,126
                                                   ----------------                ----------------               ----------------
   Net cash (used in)
    provided by operating activities                   (15,316,097)                      6,274,286                      7,560,468
                                                   ----------------                ----------------               ----------------

Cash flows from investing activities:
 Purchases of property, plant and equipment             (6,618,835)                     (1,086,633)                    (3,938,734)
 Acquisition of business, net of cash acquired            (238,844)                     (1,122,101)
                                                   ----------------                ----------------               ----------------
   Net cash used in investing activities                (6,857,679)                     (2,208,734)                    (3,938,734)
                                                   ----------------                ----------------               ----------------

Cash flows from financing activities:
 Proceeds from long-term borrowings                    172,310,156                     121,565,225                    121,377,464
 Payments under long-term debt obligations            (143,890,527)                   (126,287,871)                  (125,293,673)
 (Decrease) increase in bank overdrafts                 (1,700,982)                      1,700,982
 Redemption of common stock warrants                    (1,743,086)
 Deferred financing costs incurred                      (3,000,481)                       (119,830)                      (105,904)
                                                   ----------------                ----------------               ----------------
   Net cash provided by
    (used in) financing activities                      21,975,080                      (3,141,494)                    (4,022,113)
                                                   ----------------                ----------------               ----------------

   Net (decrease) increase in cash                        (198,696)                        924,058                       (400,379)

Cash and cash equivalents:
 Beginning of year                                       1,272,192                         348,134                        748,513
                                                   ----------------                ----------------               ----------------

   END OF YEAR                                       $   1,073,496                     $ 1,272,192                    $   348,134
                                                   ================                ================               ================

Supplemental disclosure of cash flow information:
 Interest paid, including in 1998 the redemption
  of redeemable common stock warrants                $  20,917,150                     $ 6,204,883                    $ 6,266,669
 Income taxes paid                                         201,922                         514,144                        446,873
 Assets acquired under capital lease obligations                                         1,497,313                      5,883,197
 Seller financed debt                                      407,984                       3,469,893

The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business Description

    The Company provides a highly specialized service to businesses of all types-from small service companies to major corporations that employ thousands of people. The Company designs and implements corporate identity uniform programs for its customers in connection with renting or selling its uniform services and other accessories to customers throughout the eastern United States. In addition, the Company manufactures shop towels which are sold throughout the United States.

    Principles of Consolidation and Revenue Recognition

    The consolidated financial statements include the accounts of Coyne International Enterprises Corp. and its wholly-owned Subsidiaries (the Company). All intercompany accounts have been eliminated. The Company recognizes rental revenues when the services are delivered to customers. The Company records direct sales upon shipment to the customer.

    Fiscal Year

    The Company uses a fifty-two/fifty-three week fiscal year ending on the last Saturday in October. Accordingly, the financial statements are for the 53 weeks ended October 31, 1998 and the 52 weeks ended October 25, 1997 and October 26, 1996. For convenience, the dating of the accompanying financial statements, and notes herein, have been labeled as of and for the years ended October 31, 1998, 1997 and 1996 rather than the actual fiscal year end dates.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

    Cash and Cash Equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less, at date of purchase, to be cash equivalents.

    Inventories

    Inventories represent new garments which are valued at the lower of average cost or market.

    Uniforms and Other Rental Items In Service

    Rental garments, mats and towels in service are carried at cost and amortized on a straight-line basis over their estimated income-producing lives, ranging principally from 10 to 60 months.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Property, Plant and Equipment

    Property, plant and equipment items are recorded at cost with provision for depreciation by charges to operations on a straight-line basis over their estimated useful lives which range from fifteen to forty years for buildings and improvements, three to ten years for machinery and equipment and three to eight years for vehicles. Maintenance and repairs are charged to expense when incurred. Construction in process consists primarily of capital expenditures for plant renovations and vehicle re-builds. The Company capitalizes interest during the period of major construction projects.

    Purchased Routes and Acquisition Intangibles

    The Company's acquisitions of rental operations and routes have generally been accounted for by using the purchase method. The purchase method allocates the amounts paid to the net assets acquired based on their respective fair values. The amounts paid in excess of fair value of the acquired net assets and goodwill acquired after October 31, 1970, is amortized on a straight-line basis over forty years. The Company assesses the recoverability of purchased routes and acquisition intangibles by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows and reviews for impairment whenever events or changes in circumstances (i.e., plant closure) indicate that the carrying amount of an asset may not be fully recoverable.

    Routes acquired before October 31, 1970 are carried at a cost of $764,310. These intangibles are also regularly evaluated and in the opinion of management have not diminished in value and accordingly, have not been amortized.

    The Company has certain contracts with non-compete arrangements which are charged to operations on a straight-line basis over the periods of the respective agreements which range from 5 to 10 years.

    Deferred Financing Costs

    Deferred financing costs incurred in obtaining long-term debt are stated at cost less accumulated amortization. Amortization of deferred financing costs is provided using the effective interest write-off method over the term of the obligation and aggregated $338,000, $324,000 and $327,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

    Other Liabilities

    The Company, under certain insurance programs, retains portions of expected losses primarily relating to workers' compensation and employees' medical insurance. A provision for claims under the self-insured program is recorded based upon the Company's estimate, after consultation with insurance advisors, of the aggregate liability for claims incurred.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Advertising Costs

    The Company expenses advertising costs as incurred.

    Fair Value of Financial Instruments

    The carrying amount of cash, accounts receivable and trade accounts payable approximates fair value because of the short maturity of these instruments. The fair value of the Company's senior subordinated notes as of October 31, 1998, was approximately $72,375,000. The fair value of the Company's other long-term obligations approximated its carrying value at October 31, 1998. The fair value of the Company's long-term obligations and senior subordinated notes approximated its carrying value at October 31, 1997.

    Income Taxes

    The Company and its subsidiaries file a consolidated federal income tax return, and where required state tax returns. Provisions for deferred taxes are recognized based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    Reclassification

    Certain amounts have been reclassified to conform with 1998 presentation.


2.  ACQUISITIONS

    During 1998, the Company acquired certain assets of an industrial laundry company in a transaction accounted for as a purchase. The aggregate purchase price of $581,000 consisted of cash of $173,000 and notes payable of approximately $408,000. The purchase price was allocated to accounts receivable ($23,000), rental garments ($50,000), equipment ($75,000), covenants not to compete ($250,000), and purchased routes ($183,000).

    During 1997, the Company acquired certain assets of several industrial laundries which were accounted for as purchase transactions. The aggregate purchase price of $4,594,000 consisted of cash of $1,124,000 and notes payable of $3,470,000 at varying rates of interest and installment payments through January 2004. The purchase price was allocated to accounts receivable ($300,000) rental garments ($135,000), equipment ($312,000), covenants not to compete ($763,000), purchased routes ($3,166,000) and liabilities assumed ($82,000).

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment includes:

                                                                1998           1997
        Land                                                 $ 2,468,218    $ 2,436,218
        Buildings and improvements                            39,260,467     37,770,291
        Machinery and equipment                               35,837,929     36,466,316
        Vehicles                                               8,551,646      6,187,631
        Construction in process                                2,114,421        276,444
                                                           -------------- --------------
                                                              88,232,681     83,136,900
        Less accumulated depreciation and amortization       (44,298,091)   (41,336,962)
                                                           -------------- --------------
                                                             $43,934,590    $41,799,938
                                                           ============== ==============

    During 1996 approximately $97,000 of interest costs were capitalized. Assets under capital leases consist primarily of machinery and equipment and have an aggregate historical cost and accumulated depreciation of approximately $7,944,000 and $2,028,000 at October 31, 1998 and $13,558,000 and $3,214,000
    at October 31, 1997, respectively. Amortization expense on capital leases was approximately $1,504,000, $1,469,000 and $856,000 in 1998, 1997 and
    1996, respectively.

4.  PURCHASED ROUTES AND ACQUISITION INTANGIBLES

    The following summarizes the individual components of purchased routes and acquisition intangibles at October 31:

                                                      1998           1997
        Goodwill                                   $   764,310    $   764,310
        Purchased routes                            20,313,476     22,027,074
        Covenants not to compete                     1,325,040      1,146,916
                                                 -------------- --------------
                                                    22,402,826     23,938,300
        Less: Accumulated amortization              (6,095,906)    (7,388,722)
                                                 -------------- --------------
                                                   $16,306,920    $16,549,578
                                                 ============== ==============

    Amortization expense for purchased routes and acquisition intangibles aggregated $742,000, $556,000 and $510,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements

5.  LONG-TERM OBLIGATIONS

    As of October 31, long-term obligations consist of the following:

                                                                                     1998           1997
    (a)Bank of America revolver, interest payable monthly at the Bank's
        prime rate plus .375% in 1998 and prime plus 1.0% in 1997                 $ 1,481,000     $13,477,683

       Capital lease obligations payable in monthly installments with  interest,
        at rates ranging from 6.7% to 9.5%, payable through 2003                    5,750,655       8,514,398

       Industrial Development Revenue Bonds payable in monthly installments
        with interest variable (10.0% at October 31, 1998)  through 2005            2,742,469       3,289,961

       Other debt obligations payable in monthly installments with interest,
        at rates ranging from 6% to 10.3%, payable through 2005.                    3,563,529       3,821,380

       Term notes payable to Bank of America, with interest as a
        function of the prime rate; paid in full during fiscal 1998                                18,396,617
                                                                                 ------------- ---------------
                                                                                   13,537,653      47,500,039
       Less current maturities                                                      3,861,406       7,849,570
                                                                                 ------------- ---------------
                                                                                  $ 9,676,247     $39,650,469
                                                                                 ============= ===============

                                                                                      1998           1997
    (b)Senior subordinated notes due June 1, 2008.  Interest only
        payable semi-annually June 1, and December 1, at 11.25%                   $75,000,000

       Senior subordinated 12% notes payable to Capital Resource Lenders II
        (Capital) and Exeter Venture Lenders (Exeter), net of unamortized debt discount of $942,856 at October 31, 1997
        Paid in full during fiscal 1998.                                                          $11,057,144
                                                                                 --------------- -------------
                                                                                  $75,000,000     $11,057,144
                                                                                 =============== =============


    The prime rate at October 31, 1998 and 1997 was 8.0% and 8.5%, respectively. Accrued expense in the accompanying balance sheets included accrued interest of approximately $3,175,000 and $538,000 at October 31, 1998 and 1997, respectively.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements

5.  LONG-TERM OBLIGATIONS (Continued)

    (a) The Company's existing credit facility (the "Agreement") led by Bank of America was amended in connection with the Senior Subordinated Debt offering in June 1998. Under this agreement a revolving credit facility is available to the Company through November 1, 2003, extending automatically for successive periods of one year each, at the discretion of the Bank, but in no event later than November 1, 2008. Collateral pledged under the agreement includes all inventory and accounts receivable. Maximum available credit is computed based on eligible accounts receivable, inventory, and uniforms in service, as defined, not to exceed $25,000,000.

        The terms of the agreement include various covenants, which provide, among other things, for the maintenance of certain minimum levels of cash flow and limitations on leverage and capital expenditures. In addition, the agreement includes a material adverse change clause which permits the financial institution to call its debt in the event of a material adverse change in the business. Management does not anticipate any such adverse changes in the next twelve months, however, there can be no assurances.

        The agreement also provides for an acquisition facility of up to $10,000,000 and a capital expenditure facility of up to $20,000,000. There were no borrowings under these facilities as of October 31, 1998.

    (b) On June 26, 1998, pursuant to a purchase agreement dated June 23, 1998, the Company sold, at par, $75,000,000 of 11-1/4% Senior Subordinated Notes due 2008 ("Notes"). The proceeds of the Notes were used primarily to retire certain existing debt obligations, redeem outstanding redeemable common stock warrants, and for general corporate purposes.

        The Notes bear interest at a rate of 11.25%, payable semi-annually, and are redeemable at the option of the Company after May 31, 2003 at redemption prices beginning at 105.625% and declining to 100.0% in 2006. The Note agreement includes covenants which restrict the ability of the Company to incur additional indebtedness, pay dividends, issue preferred stock and make certain restricted payments, as defined.

        In May 1998, the Company entered into an agreement with its existing senior subordinated noteholders to redeem the outstanding common stock warrants for $19,000,000 comprised of $6,000,000 for the warrants, $11,000,000 for an early termination fee and $2,000,000 for a management fee. The excess of this settlement over the book value of the stock warrants has been reported as a charge of $17,257,000 in the accompanying financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements

5.  LONG-TERM DEBT (Continued)

    (b) (Continued)

        In connection with the retirement of debt obligations discussed above, the Company recognized an extraordinary charge of $939,000, net of a $365,188 income tax benefit, for the write-off of related deferred financing and unamortized issue discounts.

    (c) The Company's corporate headquarters, its Buffalo, New York plant and its Blue Ridge, Georgia plant were financed under separate long-term lease arrangements with the Industrial Development Agencies of the local counties. The leases have been accounted for as capital leases. Accordingly, the related assets are included in the consolidated balance sheet of the Company. Similarly, an amount equivalent to the principal amount of the Agency's revenue bonds outstanding related to those properties is included as a liability. While the bonds are not a debt of the Company, the long-term lease obligates the Company to payments equal to interest and amortization of such bonds and provides for the ultimate reversion of the properties to the Company at the end of the bond agreement.

        At October 31, 1998, payments due on all debt obligations for each of the next five years and thereafter are as follows:

                                                   Long-Term      Capital Lease
                                                      Debt         Obligations

        1999                                    $ 2,618,992       $  1,242,414
        2000                                        832,748          1,336,656
        2001                                        836,186          1,166,692
        2002                                        667,762          1,174,085
        2003                                        285,295            830,808
        2004 and thereafter                      77,546,015
                                                -----------       ------------
                                                $82,786,998       $  5,750,655
                                                ===========       ============

6.  INCOME TAXES

    The components of income tax expense for the years ended October 31, were as follows:

                                                1998         1997         1996
    Current tax expense:
      Federal                               $ 265,000     $  245,000   $ 315,000
      State                                   190,000        185,000     130,000
                                            ---------     ----------   ---------
                                              455,000        430,000     445,000
    Deferred tax expense                      185,188      1,595,000     402,000
                                            ---------     ----------   ---------
      Income tax expense                    $ 640,188     $2,025,000   $ 847,000
                                            =========     ==========   =========

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements

6.  INCOME TAXES (Continued)

    The Company has a net operating loss and alternative minimum tax (AMT) credit carryforwards for income tax purposes of approximately $6,000,000 and $1,825,000, respectively. The net operating loss carryforward expires in 2018 and the AMT credit is available indefinitely. Realization of the deferred income tax assets relating to these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon results of operations, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this.

    A reconciliation of the federal statutory income tax rate and the Company's effective income tax rate is as follows:

                                          1998          1997          1996
Statutory tax rate (recoverable)         (34.0)%        34.0%        34.0%
State taxes, net of federal benefit         .6           7.3         10.4
Non-deductible items                      36.0           6.2         16.4
Other                                      1.6           2.2
                                         -------        -----        -----
     Effective rate                        4.2%         49.7%        60.8%
                                         =======        =====        =====

    Non-deductible items in 1998 include certain costs associated with the redemption of stock warrants (see Note 5) and nondeductible amortization of certain purchased routes and other intangibles.

    The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at October 31, were as follows:


                                                 1998            1997
Current:
     Rental garments in service             $(10,892,000)   $ (9,192,000)
     Inventory                                    28,000         119,000
     Accrued expenses                            494,000         458,000
                                            -------------   -------------
          Current deferred tax liability     (10,370,000)     (8,615,000)
                                            -------------   -------------

Non-current:
     Fixed assets                             (3,017,000)     (3,032,000)
     Other liabilities                         1,232,000       1,694,000
     Alternative minimum tax credit
              carryforward                     1,825,000       1,838,000
     Net operating loss carryforward           2,395,000
                                            -------------   -------------
         Non-current deferred tax asset        2,435,000         500,000
                                            -------------   -------------
         Net deferred tax liability         $ (7,935,000)   $ (8,115,000)
                                            =============   =============

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements

7.  SHAREHOLDER NOTE RECEIVABLE

    The Company has an outstanding note receivable from its principal shareholder in the amount of $1,256,250. This note bears interest at the Applicable Federal Rate as defined by the Internal Revenue Service, 5.3% at October 31, 1998. Interest income on the note was not recognized in fiscal 1998 and 1997. The total amount due as of October 31, 1998 approximates $1,408,000.

8.  COMMITMENTS AND CONTINGENCIES

    The Company and its operations are subject to various federal, state and local regulations relating to environmental matters, including laws which require the investigation and, in some cases, remediation of environmental contamination. The Company's policy is to accrue and charge to operations environmental investigation and remediation expenses when it is probable that a liability has been incurred and an amount is reasonably estimable.

    Certain claims have been filed or are pending against the Company arising from the conduct of its business. In the opinion of management, all matters are without merit and the Company intends to defend such claims vigorously. Based on information currently available, management believes that the outcome of any such claims will not have a material adverse effect on its business, financial condition or results of operations.

9.  OPERATING LEASES

    The Company has noncancellable operating lease commitments for certain operating facilities, transportation, manufacturing and office equipment, which expire at various dates through 2004. Rent expense under operating leases approximated $1,969,000, $2,476,000 and $2,649,000 during 1998, 1997 and 1996, respectively. Minimum annual rental commitments at October 31, 1998 are as follows:

           1999                                    $  1,210,000
           2000                                         982,000
           2001                                         741,000
           2002                                          96,000
           2003                                          47,000
           Thereafter                                     2,000
                                                   ------------
                Total minimum lease payments       $  3,078,000
                                                   ============

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements

10. PENSION PLANS

    All full-time nonunion and certain union employees are eligible to participate in the Company's 401(k) plan after one year of service. The Company matches a portion of the employees' salary reduction contributions and contributes a base contribution of no less than 3% of eligible participant compensation. The Company contributions under the 401(k) plan, which vest over a seven-year employment period, were approximately $637,000, $680,000 and $686,000 in 1998, 1997 and 1996, respectively. Certain employees of the Company are covered by union sponsored, collectively bargained, multi-employer pension plans (Union Plans). The Company charged to expense $1,176,000, $1,150,000 and $1,182,000 in 1998, 1997 and 1996,
    respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

    The Company maintains a defined benefit plan for certain employees at one of its plants. The most recent valuation stated an accumulated plan benefit obligation of approximately $525,000 and plan assets with a fair market value of approximately $977,000.

11. RELATED PARTY TRANSACTIONS

    The Company has guaranteed an obligation of J. Stanley Coyne, a principal shareholder of the Company, under a promissory note payable in 2002. At October 31, 1998, the outstanding guaranteed obligation approximates $1,858,000.

    At the Company's discretion, the Company has made salary payments totaling $100,000 per year to each of J. Stanley Coyne, a principal shareholder of the Company, and Gerald Coyne, a son of J. Stanley Coyne, including payments of such amounts in each of the last three fiscal years. In addition, at the Company's discretion it has paid certain medical and personal expenses of J. Stanley Coyne aggregating approximately $112,000, $93,000 and $44,000 during the fiscal years ended October 31, 1998, 1997 and 1996, respectively.

    The Company acquired certain residential property in central New York in 1995 at a cost of $320,000. Thomas M. Coyne, Chairman of the Board and President of the Company, paid the down payment of $75,000 and the Company assumed a mortgage of $245,000 payable at $2,900 per month for ten years. The mortgage bears interest at 7.5%. Thomas M. Coyne has an option to acquire this property any time for the unpaid balance of the mortgage, but in no event less than $100,000.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements

11. RELATED PARTY TRANSACTIONS (Continued)

    As of October 31, 1998 there is approximately $231,500 of interest bearing loans receivable from employees and related family members.

12. SUMMARIZED FINANCIAL INFORMATION OF CERTAIN SUBSIDIARIES

    The following table presents summarized financial information for the following wholly-owned subsidiaries of Coyne International Enterprises
    Corp.: Blue Ridge Textile Manufacturing, Inc., Ohio Garment Rental, Inc. and Midway-CTS Buffalo, Ltd. on a combined basis at October 31, or for the year then ended:

                                              October 31,
                                     ----------------------------
                                          1998            1997
Balance sheets:
     Current assets                  $  5,934,000    $  4,295,000
     Noncurrent assets                  3,317,000       3,136,000
     Current liabilities                2,702,000       3,093,000
     Noncurrent liabilities               182,000         283,000

                                                Year Ended October 31,
                                     ------------------------------------------
                                         1998           1997           1996
Statement of operations:
     Revenues                        $ 17,080,000   $ 15,300,000   $ 15,407,000
     Operating expenses                15,482,000     14,021,000     14,163,000
     Operating income                   1,598,000      1,279,000      1,244,000
     (Loss) income before
          extraordinary loss and
          cumulative effect of
          accounting changes           (1,365,000)       347,000        226,000
     Net (loss) income                 (1,365,000)       347,000        226,000

    The Company has not provided separate financial statements and other disclosures for its wholly-owned subsidiaries because management has determined that such information is not material to investors.

                                 EXHIBIT INDEX

     10.12 Long-Term Incentive Agreement dated October 31, 1998 between the Company and Donald F. X. Keegan.

     21.1     Subsidiaries of the Company

     27.1     Financial Data Schedule