Form 10-Q
period 1999-01-31
COYNE INTERNATIONAL ENTERPRISES CORP; BLUE RIDGE TEXTILE MANUFACTURING INC; OHIO GARMENT RENTAL INC; MIDWAY CTS BUFFALO LTD
filed 1999-03-16
CIK 1066242, 1066243, 1066244, 1066245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended January 31, 1999

                              or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________


                           Commission File No. 0-11399
                                               -------

                      COYNE INTERNATIONAL ENTERPRISES CORP.
                     BLUE RIDGE TEXTILE MANUFACTURING, INC.
                            OHIO GARMENT RENTAL, INC.
                            MIDWAY-CTS BUFFALO, LTD.
--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)


              New York                                   16-6040758
              Georgia                                    58-2018333
               Ohio                                      34-1261376
             New York                                    16-1469155
---------------------------------------   -------------------------------------
 (State or Other Jurisdiction of              (IRS Employer Identification No.)
  Incorporation or Organization)



       140 Cortland Avenue, Syracuse, New York             13221
------------------------------------------------  ----------------------
      (Address of Principal Executive Offices)          (Zip Code)

     Registrant's Telephone Number, Including Area Code:          (315) 475-1626
                                                                  --------------

     Securities Registered Pursuant to Section 12(b) of the Act:  NONE
                                                                  ----

     Securities Registered Pursuant to Section 12(g) of the Act:  NONE
                                                                  ----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [x]            NO [_]

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.  Financial Information:

Consolidated Balance Sheets -
         January 31, 1999 (unaudited) and October 31, 1998..................3

Unaudited Consolidated Statements of Operations and Retained
Earnings (Deficit)-
         Three Months Ended January 31, 1999 and 1998.......................5

Unaudited Consolidated Statements of Cash Flows -
         Three Months Ended January 31, 1999 and 1998.......................6

Notes to unaudited Consolidated Financial Statements .......................7

Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................8



PART II. Other Information

Signatures  ...............................................................10

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets


                                                                                January 31          October 31,
                                 ASSETS                                            1999                1998
                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $  1,269,234      $  1,073,496
  Receivables, principally trade                                                  15,594,512        14,444,489
  Inventories                                                                      7,301,595         6,846,393
  Uniforms and other rental items in service, net                                 27,465,038        28,337,302
  Prepaid expense and other assets                                                   634,816           931,978
                                                                             ---------------    --------------

     Total current assets                                                         52,265,195        51,633,658

Property, plant and equipment, net                                                44,307,187        43,934,590
Purchased routes and acquisition intangibles, net                                 16,136,924        16,306,920
Deferred financing cost, net                                                       2,784,592         2,871,172
Deferred income tax                                                                1,826,000         2,435,000
Other assets                                                                         417,540           417,553
                                                                             ---------------    --------------




                                                                                $117,737,438      $117,598,893
                                                                             ---------------    --------------


The accompanying notes are an integral part of the financial statements.

                      LIABILITIES AND SHAREHOLDERS'               January 31,       October 31,
                            EQUITY (DEFICIT)                         1999               1998
                                                                  (Unaudited)
Current liabilities:
  Current maturities of long-term debt                             $2,363,683        $2,380,406
  Accounts payable                                                  4,024,428         7,005,212
  Accrued expenses:
     Salaries and employee benefits                                 5,222,794         5,195,374
     Other                                                          7,813,899         9,385,038
Deferred income taxes                                               9,715,000        10,370,000
                                                                -------------     -------------

     Total current liabilities                                     29,139,804        34,336,030

Long-term debt obligations:
   Long-term debt, net of current maturities                       16,740,697        11,157,247
   Senior subordinated notes                                       75,000,000        75,000,000
   Other liabilities                                                3,831,406         3,951,145
                                                                -------------     -------------

     Total liabilities                                            124,711,907       124,444,422
                                                                -------------     -------------

Shareholders' equity (deficit):
    Preferred stock - 5% non-cumulative, non-voting,
    callable at par;
      Class A - $100 par value; authorized 30,000;
          Issued and Outstanding 23,107                             2,310,700         2,310,700
      Class B - $500 par value; authorized 5,000;
          Issued 4,991, outstanding 2,991                           2,495,500         2,495,500
      Common stock - $.01 par value:
      Class A - voting; authorized 100,000 shares,
          Issued and outstanding 2,923                                     29                29
      Class B - non-voting; authorized 99,000;
          Issued and outstanding 74,030                                   740               740
    Additional paid-in capital                                        849,512           849,512
    Retained earnings (deficit)                                   (11,207,763)      (11,078,823)
                                                                -------------     -------------

                                                                  ( 5,551,282)      ( 5,422,342)
Less:
    Cost of 2,000 shares of Class B preferred
      stock held in treasury                                      (   166,667)      (   166,667)
    Shareholder note receivable                                   ( 1,256,520)      ( 1,256,520)
                                                                -------------     -------------

     Total shareholders' equity (deficit)                         ( 6,974,469)      ( 6,845,529)

Commitments and contingencies

                                                                 $117,737,438      $117,598,893
                                                                -------------     -------------

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Operations and Retained Earnings (Deficit) For the Three Months Ended January 31,


                                                         1999               1998
                                                            (Unaudited)
Revenues:
   Rental operations                                  $33,652,497      $ 30,361,626
   Direct sales                                         2,398,965         2,611,425
                                                   --------------    --------------
                                                       36,051,462        32,973,051
                                                   --------------    --------------

Operating expenses:
    Cost of rental operations                          25,674,174        23,433,984
    Cost of direct sales                                1,561,516         1,649,041
Selling, general and administrative                     6,280,100         5,308,048
                                                   --------------    --------------
                                                       33,515,790        30,391,073
                                                   --------------    --------------

     Income from operations                             2,535,672         2,581,978

Interest expense                                        2,578,612         1,747,609
                                                   --------------    --------------

(Loss) income before income tax                           (42,940)          834,369

Income taxes                                               86,000           414,020
                                                   --------------    --------------

     NET (LOSS) INCOME                                   (128,940)          420,349

Retained earnings (deficit), beginning of period      (11,078,823)        5,663,768
                                                   --------------    --------------

     RETAINED (DEFICIT) EARNINGS, END OF PERIOD      ($11,207,763)       $6,084,117
                                                   --------------    --------------


The accompanying notes are an integral part of the financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Cash Flows
For the Three Months Ended January 31,

                                                                                     1999               1998
                                                                                           (Unaudited)
Cash flows from operating activities:
   Net (loss) income                                                              ($128,940)           $420,350
Adjustments to reconcile net (loss) income to
    net cash (used in) provided by operating activities:
       Depreciation of plant and equipment                                        1,247,003          1,047,913
       Amortization expense                                                         258,808            320,658
       Provision for deferred income taxes                                          (46,000)           292,500
       Changes in operating assets and operating liabilities:
           Accounts receivable                                                   (1,150,023)          (432,575)
           Inventories                                                             (455,202)          (689,610)
           Uniforms in service                                                      872,264         (2,040,847)
           Prepaid expenses and other assets                                        297,175            (76,548)
           Accounts payable and other liabilities                                (4,644,242)         1,804,156
                                                                              -------------      -------------

     Net cash (used in) provided by operating activities                         (3,749,157)           645,997
                                                                              -------------      -------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                   (1,619,600)        (1,214,045)
    Acquisition of business, net of cash acquired                                                      (25,000)
                                                                              -------------      -------------

     Net cash used in investing activities                                       (1,619,600)        (1,239,045)
                                                                              -------------      -------------

Cash flows from financing activities:
    Proceeds from long-term borrowings                                           10,150,000         36,699,542
    Payments under long-term debt obligations                                    (4,583,273)       (36,976,425)
    Deferred financing costs incurred                                                (2,232)           (14,032)
                                                                              -------------      -------------

     Net cash provided by (used in) financing activities                          5,564,495           (290,915)
                                                                              -------------      -------------

     Net (decrease) increase in cash                                                195,738           (883,963)

Cash and cash equivalents:
     Beginning of the period                                                      1,073,496          1,272,192
                                                                              -------------      -------------

     End of period                                                               $1,269,234           $388,229
                                                                              -------------      -------------

Supplemental disclosure of cash flow information:
    Interest paid                                                                $4,008,488         $1,603,779
    Income taxes paid (refunded)                                                     (4,700)            12,906
    Seller financed debt                                                                               500,000


The accompanying notes are an integral part of the financial statements.

             COYNE INTERNATIONAL ENTERPRISES CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Operating results for the three-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999.


Note B - Redemption of Stock Warrants

In 1998 the Company retired $12 million of senior subordinated notes and redeemed all outstanding common stock warrants held by its senior subordinated noteholders. The warrants were redeemed under a settlement agreement requiring the payment of $19,000,000 comprised of $6,000,000 for the warrants, $11,000,000 for an early termination fee and $2,000,000 for a management fee. The excess of this settlement over the book value of the common stock warrants was reported as a charge of $17,257,000 in the second quarter of fiscal 1998.


Note C - Income Taxes

The Company's effective tax rate differs from the federal statutory rate of 34% due to expenses that are not deductible for tax purposes including the amortization of certain intangible assets and the non-deductible portion of certain meals and entertainment expenses.


Note D - Reclassification

Certain amounts have been reclassified to conform with 1999 presentation.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $3.7 million for the three month period ended January 31, 1999, a decrease of approximately $4.4 million compared to the same period last year. This decrease is primarily due to a first quarter 1999 reduction in accounts payable and other liabilities including the payment of $3.6 million of interest on the 11 1/4% Senior Subordinated Notes. In addition, accounts receivable and inventories have continued to increase in response to the growth in revenue, while uniforms in service have decreased due to more efficient merchandise utilization and lower spending during the first quarter of 1999.

The Company's working capital was $23.1 million at January 31, 1999 as compared to $17.3 at October 31, 1998. The increase in working capital of $5.8 million reflects the decrease in current liabilities. Items accrued at October 31, 1998 were financed on the Company's working capital line during the first quarter.

At of the end of January 1999, the Company had approximately $12 million available under its working capital line and $30 million available under other bank credit facilities.

Capital expenditures were $1.6 million for the quarter as compared to $1.2 for the same period last year. The Company anticipates that capital expenditures will be approximately $8 million during fiscal 1999, an increase of approximately $1.3 million over fiscal 1998 primarily to investments in new information systems.

Management believes that its operations and bank credit facilities will provide sufficient cash to meet the requirements for operations, acquisitions and capital expenditures for the next twelve months.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF FISCAL 1999 COMPARED TO THE FIRST QUARTER OF FISCAL 1998

Revenues for the quarter of $36 million were $3.1 million or 9% greater than the same period last year. This increase in revenue is due to an increase in rental revenue of $3.3 million or 10.8% generated by the recently expanded sales organization. Direct sales are slightly lower than the same period last year due to lower sales from the Company's manufacturing operation.

Cost of rental operations increased by $2.2 million due to the increase in revenue and was approximately 76.2% of rental revenue, as compared to 77.2% for the first quarter of last year.

Selling, general and administrative expenses increased by approximately $1 million or 18% due to the expansion of the sales organization and field management teams. This investment in personnel has allowed the Company to produce the revenue increase in the first quarter. The increase in selling expense includes certain one time training costs and sales commissions. These costs and other one-time contract costs reduce the margin on new sales in the first year of the service. The Company anticipates that margins will increase in the second year of the rental contracts.

Income from operations is comparable with the same period last year since the up front costs offset the benefits of the additional revenue during the first quarter.

Interest expense for the first quarter increased $.8 million or 48% due to higher principal balances in connection with the issuance of 11.25% Senior Subordinated Notes in June of 1998. The proceeds of this offering were used to retire existing senior and subordinated debt and to repurchase outstanding warrants.

The net loss for the period of $129,000 as compared to a net profit of $420,000 for the first quarter of last year resulted from the incremental interest expense as described above.


INFORMATION SYSTEMS; YEAR 2000

In order to enhance the Company's information management capabilities as well as to achieve Year 2000 compliance (Y2K), the Company continues to focus most of its Y2K efforts on the strategic applications relating to its customer contracts, route accounting, billing and accounts receivable. This portion of the Company's Y2K project is referred to as the "Billing System." The Company believes that the new Billing System has achieved all project objectives and is Y2K compliant. The implementation was approximately 25% complete as of January 31, 1999. Installation of the new Billing System is expected to be complete by October 31, 1999.

The Company will use third party application software that is Y2K compliant to replace or upgrade its remaining management information systems. The Company is in the process of upgrading its existing third party payroll and financial systems (i.e. general ledger) to versions that have been represented by third party vendors to be Y2K compliant. Upgrades to the Company's third party payroll and financial systems are planned to be completed by the end of March 1999. Inventory and assessment phases have been substantially completed for physical plant systems and production equipment. Based on the Company's initial assessment, management believes that these systems will be Y2K compliant by January 1, 2000.

The Company continues to contact suppliers and customers regarding their state of readiness. All critical suppliers and customers have assured the Company that their systems are Y2K compliant or that they are in the process of repairing or replacing their systems to make them Y2K compliant.

The Company still expects that the total costs of its Y2K project will range from $3.0 to $4.0 million. As of January 31, 1999 the Company had spent approximately $1.8 million. The majority of these costs have been associated with replacing both software and hardware. These costs will be capitalized and will be included in the Company's fixed assets and depreciated.

Contingency plans have been developed for certain systems that are critical to the Company's business operations. Arrangements have been made to convert software applications developed in-house to allow for execution after December 31, 1999, if the Y2K project implementation was significantly off schedule.


PART II.         Other Information

None










                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COYNE INTERNATIONAL ENTERPRISES CORP.

Date: March 16, 1999            By: /s/ Donald F.X. Keegan
                                    --------------------------------------------
                                    Donald F.X. Keegan
                                    Vice President and Chief Financial Officer