Form 10-Q
period 1999-05-31
COYNE INTERNATIONAL ENTERPRISES CORP; BLUE RIDGE TEXTILE MANUFACTURING INC; OHIO GARMENT RENTAL INC; MIDWAY CTS BUFFALO LTD
filed 1999-06-15
CIK 1066242, 1066243, 1066244, 1066245

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended May 1, 1999

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
                                MIDWAY-CTS BUFFALO, LTD.
--------------------------------------------------------------------------------
     (Exact name of Registrants as specified in their respective charters)

        New York                                      16-6040758
        Georgia                                       58-2018333
        Ohio                                          34-1261376
        New York                                      16-1469155
---------------------------------------   ----------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification No.)
 Incorporation or Organization)


140 Cortland Avenue, Syracuse, New York                  13221
---------------------------------------   ----------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code:            (315) 475-1626
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

                                 TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I.  Financial Information:

Consolidated Balance Sheets -
    April 30, 1999 (unaudited) and October 31, 1998.......................................  3

Unaudited Consolidated Statements of Operations and Retained Earnings (Deficit) -
    Three Months Ended April 30, 1999 and 1998; Six Months Ended April 30, 1999 and 1998..  5

Unaudited Consolidated Statements of Cash Flows -
    Six Months Ended April 30, 1999 and 1998..............................................  6

Notes to unaudited Consolidated Financial Statements......................................  7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................................................  9


PART II.  OTHER INFORMATION

Signatures................................................................................ 12

                     COYNE INTERNATIONAL ENTERPRISES CORP.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      April 30, 1999 and October 31, 1998


                                ASSETS                                              1999                  1998
                              ----------                                       --------------         -------------
                                                                                 (Unaudited)
        Current Assets:
         Cash and cash equivalents                                            $      623,336          $    1,073,496
         Receivables, principally trade                                           14,997,145              14,444,489
         Inventories                                                               7,630,448               6,846,393
         Uniforms and other rental items in service, net                          27,411,139              28,337,302
         Prepaid expense and other assets                                            679,541                 931,978
                                                                              --------------          --------------
                Total current assets                                              51,341,609              51,633,658


        Property, plant and equipment, net                                        46,022,047              43,934,590
        Purchased routes and acquisition intangibles, net                         17,534,276              16,306,920
        Deferred financing cost, net                                               2,744,223               2,871,172
        Deferred income tax                                                        2,154,000               2,435,000
        Other assets                                                                 417,165                 417,553
                                                                              --------------          --------------













                                                                              $  120,213,320          $  117,598,893
                                                                               =============           =============

See notes to consolidated financial statements

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                        1999               1998
        ---------------------------------------------                                   ---------------     --------------
                                                                                          (Unaudited)
        Current Liabilities:
         Current maturities of long-term debt                                           $   2,394,416       $   2,380,406
         Accounts payable                                                                   4,050,173           7,005,212
         Accrued expenses:
          Salaries and employee benefits                                                    5,335,408           5,195,374
          Other                                                                             9,018,678           9,385,038
         Deferred income taxes                                                             10,145,000          10,370,000
                                                                                       --------------       -------------
              Total current liabilities                                                    30,943,675          34,336,030

        Long-term debt obligations:
         Long-term debt, net of current maturities                                         18,165,688          11,157,247
         Senior subordinated notes                                                         75,000,000          75,000,000
         Other liabilities                                                                  3,534,919           3,951,145
                                                                                       --------------       -------------
              Total liabilities                                                           127,644,282         124,444,422
                                                                                       --------------       -------------
        Shareholders' equity (deficit):
         Preferred stock - 5% non-cumulative, non-voting, callable at par:
           Class A - $100 par value; authorized 30,000; issued and
              outstanding 23,107                                                            2,310,700           2,310,700
           Class B - $500 par value; authorized 5,000; issued 4,991,
              outstanding 2,991                                                             2,495,500           2,495,500
         Common stock - $.01 par value:
           Class A - voting; authorized 100,000 shares, issued
              and outstanding 2923                                                                 29                  29
           Class B - non-voting; authorized 99,000; issued and
              outstanding 74,030                                                                  740                 740
         Additional paid-in capital                                                           849,512             849,512
         Retained earnings (deficit)                                                      (11,664,256)        (11,078,823)
                                                                                       --------------       -------------
                                                                                           (6,007,775)         (5,422,342)
         Less:
           Cost of 2,000 shares of Class B preferred stock
              held in treasury                                                               (166,667)           (166,667)
           Shareholder note receivable                                                     (1,256,520)         (1,256,520)
                                                                                       --------------       -------------
              Total shareholders' equity (deficit)                                         (7,430,962)         (6,845,529)
                                                                                       --------------       -------------
        Commitments and contingencies

                                                                                        $ 120,213,320       $ 117,598,893
                                                                                       ==============       =============



                    COYNE INTERNATIONAL ENTERPRISES CORP.
                               AND SUBSIDIARIES

     Consolidated Statements of Operations and Retained Earnings (Deficit)

                                                    Three Months Ended                              Six Months Ended
                                                          April 30,                                     April 30,
                                               -------------------------------          ------------------------------------
                                                1999                    1998                   1999                1998
                                                         (Unaudited)                                  (Unaudited)
Revenues:
 Net rentals                                   $ 34,020,597         $ 31,654,240            67,673,094         $ 62,015,866
 Net sales                                        2,546,540            2,400,918             4,945,505            5,012,343
                                               ------------         ------------          ------------         ------------
                                                 36,567,137           34,055,158            72,618,599           67,028,209
                                               ------------         ------------          ------------         ------------
Operating expenses:
 Cost of rentals                                 26,313,575           23,888,084            51,987,749           47,476,684
 Cost of sales                                    1,689,261            1,881,915             3,250,777            3,376,340
 Selling, general and administrative              6,571,994            5,888,292            12,852,094           11,196,340
                                               ------------         ------------          ------------         ------------
                                                 34,574,830           31,658,291            68,090,620           62,049,364
                                               ------------         ------------          ------------         ------------

        Income from operations                    1,992,307            2,396,867             4,527,979            4,978,845

Interest expense                                  2,620,801            1,647,998             5,199,413            3,395,607
Redemption of stock warrants                                          17,256,914                                 17,256,914
                                               ------------         ------------          ------------         ------------
                                                  2,620,801           18,904,912             5,199,413           20,652,521
                                               ------------         ------------          ------------         ------------

        Income (loss) before income taxes          (628,494)         (16,508,045)             (671,434)         (15,673,676)

Income tax (credit) provision                      (172,000)            (177,020)              (86,000)             237,000
                                               ------------         ------------          ------------         ------------

        NET INCOME (LOSS)                          (456,494)         (16,331,025)             (585,434)         (15,910,676)

Retained earnings (deficit),
 beginning of the period                        (11,207,763)           6,084,117           (11,078,823)           5,663,768
                                               ------------         ------------          ------------         ------------

        RETAINED EARNINGS (DEFICIT),
           END OF PERIOD                       $(11,664,257)        $(10,246,908)          (11,664,257)        $(10,246,908)
                                               ============         ============          ============         ============


See notes to consolidated financial statements

            COYNE INTERNATIONAL ENTERPRISES CORP AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                        For Six Months Ended April 30,

                                                                             1999                  1998
                                                                      ------------------     -----------------
                                                                                     (Unaudited)
Cash flows from operating activities:
  Net (loss) income                                                   $       (585,433)      $    (15,910,676)
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Depreciation of plant and equipment                                    2,491,529              2,107,360
      Amortization of acquisition intangibles                                  333,999                360,176
      Amortization of deferred financing                                       177,624                287,660
      Provision for deferred income taxes                                       56,000                210,000
      Redemption of stock warrants                                                                 17,256,914
      Changes in operating assets and operating liabilities:
         Accounts receivable                                                  (552,656)            (1,415,031)
         Inventories                                                          (784,055)            (1,321,079)
         Uniforms in service                                                   926,163             (3,749,945)
         Prepaid expenses and other assets                                     252,825                303,694
         Accounts payable and other liabilities                             (3,597,591)             4,730,686
                                                                       ---------------        ---------------
      Net cash (used in) provided by operating activities                   (1,281,595)             2,859,759
                                                                       ---------------        ---------------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                (4,578,986)            (2,950,622)
  Acquisition of business, net of cash acquired                             (1,561,355)               (82,975)
                                                                       ---------------        ---------------
      Net cash used in investing activities                                 (6,140,341)            (3,033,597)
                                                                       ---------------        ---------------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                        22,781,715             74,909,917
  Payments under long-term debt obligations                                (15,759,264)           (75,357,075)
  Deferred financing costs incurred                                            (50,675)               (80,898)
                                                                       ---------------        ---------------
      Net cash provided by (used in) financing activities                    6,971,775               (528,056)
      Net (decrease) increase in cash                                         (450,160)              (701,894)

Cash and cash equivalents:
  Beginning of the period                                                    1,073,496              1,272,192
                                                                       ---------------        ---------------
  End of the period                                                   $        623,336       $        570,298
                                                                       ===============        ===============


Supplemental disclosure of cash flow information:
  Interest paid                                                      $       4,382,540       $      3,083,835
  Income taxes paid (refunded)                                                (263,075)               117,700
  Seller financed debt                                                                                500,000

See notes to consolidated financial statements

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

Operating results for the six-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999.


NOTE B - LONG-TERM DEBT

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

Subsequent to April 30, 1999 the Company amended certain of its bank financial covenants.


NOTE C - INCOME TAXES

The Company's effective tax rate differs from the federal statutory rate of 34% due to state taxes and certain expenses that are not deductible for tax purposes. These include the amortization of certain intangible assets and the non-deductible portion of certain meals and entertainment expenses.

             COYNE INTERNATIONAL ENTERPRISES CORP. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE D - RECLASSIFICATION

Certain amounts have been reclassified to conform to 1999 presentation.


NOTE E - SUMMARIZED FINANCIAL INFORMATION FOR SUBSIDIARIES


The following table presents financial information for the wholly-owned subsidiaries of Coyne International Enterprises: Blue Ridge Textile Manufacturing, Inc., Ohio Garment Rental, Inc., and Midway-CTS Buffalo, LTD on a combined basis:



                                                        APRIL 30,    OCTOBER 31,
                                                          1999           1998
                                                      (UNAUDITED)
Balance sheets:
     Current assets                                   $6,832,000     $5,934,000
     Noncurrent assets                                 3,742,000      3,317,000
     Current liabilities                               2,492,000      2,702,000
     Noncurrent liabilities                              196,000        182,000

                                                         Three Months Ended               Six Months Ended
                                                              April 30,                       April 30,
                                                    --------------------------------   ---------------------------
                                                         1999           1998                1999       1998
                                                             (Unaudited)                       (Unaudited)
Statement of operations:
     Revenues                                           $4,267,000     $4,039,000        $8,272,000    $8,335,000
     Operating expenses                                  3,880,000      3,724,000         7,490,000     7,467,000
     Operating income                                      387,000        315,000           782,000       868,000
     Net income                                            119,000        111,000           243,000       296,000


The Company has not provided separate financial statements and other disclosures for its wholly-owned subsidiaries because management has determined that such information is not material to investors.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; unexpected costs of year 2000 compliance or failure by the Company or other entities with which it does business to achieve compliance; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; labor and employee benefit costs; and availability and terms of necessary or desirable financing or refinancing.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1.28 million for the six month period ended April 30, 1999, due largely to a $3.6 million reduction accounts payable and other liabilities. For the six months ended April 30, 1998 operating activities provided $2.9 million including a $4.7 million increase in accounts payable and other liabilities. The reduction in accounts payable in 1999 can be attributed to lower merchandise spending and acceleration of certain vendor payments in response to discounts offered.

The Company's working capital was $20.4 million at April 30, 1999 as compared to $17.3 at October 31, 1998. The increase in working capital of $3.1 million reflects a decrease in current liabilities through utilization of the Company's revolving credit facility.

At of the end of April 1999, the Company had approximately $12 million available under its working capital line and up to $28 million available under bank credit facilities for capital expenditures and acquisitions. Subsequent to April 30, 1999 the Company amended certain of its bank financial covenants. Management believes that its operations and bank credit facilities will provide sufficient cash to meet the requirements for operations, acquisitions and capital expenditures.

Cash used in investing activities was $6.1 million for the six months ended April 30, 1999, as compared to $3.0 million for the same period in 1998. The increase is attributable to higher expenditures for route acquisitions and capital expenditures. Capital expenditures relate primarily to investments in
new information systems and route trucks.   The Company anticipates that capital
expenditures will be approximately $8 million for fiscal 1999, an increase of approximately $1.3 million over fiscal 1998.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF FISCAL 1999 COMPARED TO THE SECOND QUARTER OF FISCAL 1998

Revenues for the quarter of $36.6 million are $2.5 million or 7.4% greater than the same period last year. Year-to-date revenues of $72.6 million are $5.6 million or 8.3% higher than the same period last year. This increase is attributable primarily to new rental revenue generated by the recently expanded sales organization.

Cost of rental operations increased as a percent of rental revenue to 77.3% for the second quarter of 1999 and 76.8% year-to-date 1999 versus 75.5% in the second quarter of 1998 and 76.6% year-to-date 1998. The increase is attributable to upfront costs associated with the growth in rental business and lower benefit costs in 1998 as a result of favorable workers compensation retroactive premium adjustments.

Selling, general and administrative expenses for the second quarter and year-to-date 1999 increased by approximately 11.6% and 14.8% respectively compared to 1998 due to the expansion of the sales organization and field management teams. This investment in personnel has allowed the Company to produce the continued growth in revenue discussed above. The increase in selling expense includes certain one time training costs and sales commissions. These costs and other one-time contract costs reduce the margin on new sales in the first year of the service. The Company anticipates that margins will increase in the second year of the rental contracts.

Income from operations is approximately $400,000 lower for the second quarter of 1999 versus the same period last year. Increases in selling expenses and investments associated with growth have exceeded the benefits of the additional revenue during the quarter.

Interest expense for the second quarter and year-to-date increased $1 million and $1.8 million respectively due to higher principal balances in connection with the issuance of 11.25% Senior Subordinated Notes in June of 1998. The proceeds of this offering were used to retire existing senior and subordinated debt and to repurchase outstanding common stock warrants.

For the three months ending April 30, 1999 there was a net loss of $456,000 as compared to a net loss for the same period in 1998 of $16 million. This variance results primarily from one time charges associated with the redemption of stock warrants in 1998.


INFORMATION SYSTEMS; YEAR 2000

In order to enhance the Company's information management capabilities as well as to achieve Year 2000 compliance (Y2K), the Company continues to focus most of its Y2K efforts on the strategic applications relating to its customer contracts, route accounting, billing and accounts receivable. This portion of the Company's Y2K project is referred to as the "Billing System." The Company believes that the new Billing System has achieved all project objectives and is Y2K compliant. The implementation was approximately 65% complete as of April 30, 1999 and is expected to be fully installed by October 31, 1999.

The Company will use third party application software that is Y2K compliant to replace or upgrade its remaining management information systems. The Company has completed an upgrade of its financial reporting system to a version represented by the third party vendor to be Y2K compliant and plans to upgrade its third party payroll system during the fourth quarter of fiscal 1999. The Company has completed inventory and assessment phases in connection with Y2K compliance for its physical plant systems and production equipment. Based on the Company's assessment, management believes that these systems will be Y2K compliant by January 1, 2000.

The Company continues to contact suppliers and customers regarding their state of readiness. All critical suppliers and customers have assured the Company that their systems are Y2K compliant or that they are in the process of repairing or replacing their systems to make them Y2K compliant.

The Company still expects that the total costs of its Y2K project will range from $3.0 to $4.0 million. As of April 30, 1999 the Company had spent approximately $2.5 million. The majority of these costs represent capital expenditures for replacement software and hardware.

In the interest of further protecting the Company from Y2K exposure, contingency plans have been developed for certain systems that are critical to the Company's business operations. Arrangements have been made to convert software applications developed in-house to allow for execution after December 31, 1999, in the event that the Y2K project implementation was significantly off schedule.

PART II. OTHER INFORMATION

None



                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COYNE INTERNATIONAL ENTERPRISES CORP.

Date: June 14, 1999         By: /s/ Thomas E. Krebbeks
                               ----------------------------------------
                                Thomas E. Krebbeks
                                Controller and Acting Chief Financial Officer