Form 10-Q
period 1999-07-31
COYNE INTERNATIONAL ENTERPRISES CORP; BLUE RIDGE TEXTILE MANUFACTURING INC; OHIO GARMENT RENTAL INC; MIDWAY CTS BUFFALO LTD
filed 1999-09-14
CIK 1066242, 1066243, 1066244, 1066245

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended July 31, 1999

                                      or

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
                           MIDWAY-CTS BUFFALO, LTD.
--------------------------------------------------------------------------------
     (Exact name of Registrants as specified in their respective charters)

          New York                                      16-6040758
          Georgia                                       58-2018333
           Ohio                                         34-1261376
          New York                                      16-1469155
----------------------------------------- --------------------------------------
  (State or Other Jurisdiction of              (IRS Employer Identification No.)
   Incorporation or Organization)

140 Cortland Avenue, Syracuse, New York                     13221
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

    Registrant's Telephone Number, Including Area Code:         (315) 475-1626
                                                                --------------

    Securities Registered Pursuant to Section 12(b) of the Act: NONE
                                                                ----

    Securities Registered Pursuant to Section 12(g) of the Act: NONE
                                                                ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     [X]                NO   [ ]

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I.  Financial Information:

Consolidated Balance Sheets -
    July 31, 1999 (unaudited) and October 31, 1998.......................................    3

Unaudited Consolidated Statements of Operations and Retained Earnings (Deficit) -
    Three Months Ended July 31, 1999 and 1998; Nine Months Ended July 31, 1999 and 1998..    5

Unaudited Consolidated Statements of Cash Flows -
    Nine Months Ended July 31, 1999 and 1998.............................................    6

Notes to unaudited Consolidated Financial Statements.....................................    7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations..................................................    9


PART II.  Other Information

Signatures...............................................................................   12

                     COYNE INTERNATIONAL ENTERPRISES CORP.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      July 31, 1999 and October 31, 1998

                   ASSETS                                                            1999                     1998
                   ------                                                  ---------------------    --------------------
                                                                                (Unaudited)
      Current Assets:
        Cash and cash equivalents                                          $             578,375    $          1,073,496
        Receivables, principally trade                                                15,770,894              14,444,489
        Inventories                                                                    7,855,898               6,846,393
        Uniforms and other rental items in service, net                               27,567,694              28,337,302
        Prepaid expense and other assets                                                 684,095                 931,978
                                                                           ---------------------    --------------------

               Total current assets                                                   52,456,956              51,633,658


      Property, plant and equipment, net                                              46,483,276              43,934,590
      Purchased routes and acquisition intangibles, net                               17,381,128              16,306,920
      Deferred financing cost, net                                                     2,655,411               2,871,172
      Deferred income tax                                                              2,586,000               2,435,000
      Other assets                                                                       454,064                 417,553
                                                                           ---------------------    --------------------


                                                                           $         122,016,835    $        117,598,893
                                                                           =====================    ====================

See notes to consolidated financial statements

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                      1999                    1998
                 ----------------------------------------------              --------------------     --------------------
                                                                                  (Unaudited)
      Current Liabilities:
        Current maturities of long-term debt                                   $        2,259,070       $        2,380,406
        Accounts payable                                                                7,034,502                7,005,212
        Accrued expenses:
         Salaries and employee benefits                                                 5,637,685                5,195,374
         Other                                                                          6,983,649                9,385,038
        Deferred income taxes                                                          10,145,000               10,370,000
                                                                               ------------------       ------------------

             Total current liabilities                                                 32,059,906               34,336,030

      Long-term debt obligations:
        Long-term debt, net of current maturities                                      19,477,440               11,157,247
        Senior subordinated notes                                                      75,000,000               75,000,000
        Other liabilities                                                               3,521,313                3,951,145
                                                                               ------------------       ------------------

             Total liabilities                                                        130,058,659              124,444,422
                                                                               ------------------       ------------------

      Shareholders' equity (deficit):
        Preferred stock - 5% non-cumulative, non-voting, callable at par:
         Class A - $100 par value; authorized 30,000; issued and
           outstanding 23,107                                                           2,310,700                2,310,700
         Class B - $500 par value; authorized 5,000; issued 4,991,
           outstanding 2,991                                                            2,495,500                2,495,500
        Common stock - $.01 par value:
         Class A - voting; authorized 100,000 shares, issued
           and outstanding 2923                                                                29                       29
         Class B - non-voting; authorized 99,000; issued and
           outstanding 74,030                                                                 740                      740
        Additional paid-in capital                                                        849,512                  849,512
        Retained earnings (deficit)                                                   (12,275,118)             (11,078,823)
                                                                               ------------------       ------------------

                                                                                       (6,618,637)              (5,422,342)
        Less:
         Cost of 2,000 shares of Class B preferred stock
           held in treasury                                                              (166,667)                (166,667)
         Shareholder note receivable                                                   (1,256,520)              (1,256,520)
                                                                               ------------------       ------------------

             Total shareholders' equity (deficit)                                      (8,041,824)              (6,845,529)
                                                                               ------------------       ------------------

      Commitments and contingencies

                                                                               $      122,016,835       $      117,598,893
                                                                               ==================       ==================

                     COYNE INTERNATIONAL ENTERPRISES CORP
                               AND SUBSIDIARIES

     Consolidated Statements of Operations and Retained Earnings (Deficit)

                                                             Three Months Ended                     Nine Months Ended
                                                                  July 31,                              July 31,
                                                     -----------------------------------   -----------------------------------
                                                            1999              1998                1999              1998
                                                     -----------------  ----------------   -----------------  ----------------
                                                                 (Unaudited)                            (Unaudited)
Revenue:
      Net rentals                                    $     33,714,740   $    31,522,530    $    101,387,834   $     93,538,396
      Net sales                                             2,708,631         2,448,675           7,654,136          7,461,018
                                                     ----------------   ---------------    ----------------   ----------------
                                                           36,423,371        33,971,205         109,041,970        100,999,414
                                                     ----------------   ---------------    ----------------   ----------------

Operating expenses:
      Cost of rentals                                      26,184,849        24,086,387          78,172,598         71,563,071
      Cost of sales                                         1,791,930         1,825,701           5,042,707          5,202,041
      Selling, general and administrative                   6,649,462         5,358,700          19,501,556         16,555,040
                                                     ----------------   ---------------    ----------------   ----------------
                                                           34,626,241        31,270,788         102,716,861         93,320,152
                                                     ----------------   ---------------    ----------------   ----------------

        Income from operations                              1,797,130         2,700,417           6,325,109          7,679,262

Interest expense                                            2,689,992         1,984,840           7,889,405          5,380,447
Redemption of stock warrants                                                                                        17,256,914
                                                     ----------------   ---------------    ----------------   ----------------
                                                            2,689,992         1,984,840           7,889,405         22,637,361
                                                     ----------------   ---------------    ----------------   ----------------

        Income (loss) before income taxes                    (892,862)          715,577          (1,564,296)       (14,958,099)

Income tax provision (credit)                                (282,000)          405,900            (368,000)           642,900
                                                     ----------------   ---------------    ----------------   ----------------

        Income (loss) before extraordinary item              (610,862)          309,677          (1,196,296)       (15,600,999)

Extraordinary loss on debt retirement,
     net of tax of $365,188                                                     939,055                                939,055
                                                     ----------------   ---------------    ----------------   ----------------

        NET LOSS                                             (610,862)         (629,378)         (1,196,296)       (16,540,054)

Retained earnings (deficit), beginning of the year        (11,664,257)      (10,246,908)        (11,078,823)         5,663,768
                                                     ----------------   ---------------    ----------------   ----------------

        RETAINED DEFICIT, END OF PERIOD              $    (12,275,119)  $   (10,876,286)   $    (12,275,119)  $    (10,876,286)
                                                     ================   ===============    ================   ================


See notes to consolidated financial statements

             COYNE INTERNATIONAL ENTERPRISES CORP AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                        For Nine Months Ended July 31,


                                                                             1999                      1998
                                                                      -------------------       ------------------
                                                                                     (Unaudited)
  Cash flows from operating activities:
    Net (loss) income                                                 $     (1,196,296)         $     (16,540,054)
    Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
          Depreciation of plant and equipment                                3,781,485                  3,250,271
          Amortization of acquisition intangibles                              508,243                    543,776
          Amortization of deferred financing                                   266,437                    415,309
          Extraordinary loss on retirement of debt, net                                                   939,055
          Provision for deferred income taxes                                 (376,000)                   544,619
          Changes in operating assets and operating liabilities:
              Accounts receivable                                           (1,326,405)                (1,406,671)
              Inventories                                                   (1,009,505)                (1,484,699)
              Uniforms in service                                              769,608                 (3,392,402)
              Prepaid expenses and other assets                                211,372                     35,449
              Accounts payable and other liabilities                        (2,359,619)                (1,420,129)
                                                                      -----------------         ------------------
          Net cash provided by (used in) operating activities                 (730,680)               (18,515,476)
                                                                      -----------------         ------------------

  Cash flows from investing activities:
    Purchases of property, plant and equipment                              (6,330,171)                (4,188,465)
    Acquisition of business, net of cash acquired                           (1,582,451)                  (238,844)
                                                                      -----------------         ------------------
          Net cash used in investing activities                             (7,912,622)                (4,427,309)
                                                                      -----------------         ------------------

  Cash flows from financing activities:
    Proceeds from long-term borrowings                                      34,651,472                170,282,000
    Payments under long-term debt obligations                              (26,452,615)              (141,216,396)
    Decrease in bank overdrafts                                                                        (1,700,982)
    Redemption of common stock warrants                                                                (1,743,086)
    Deferred financing costs incurred                                          (50,675)                (2,864,078)
                                                                      -----------------         ------------------
          Net cash provided by (used in) financing activities                8,148,181                 22,757,458
                                                                      -----------------         ------------------
          Net (decrease) increase in cash                                     (495,121)                  (185,327)

  Cash and cash equivalents:
    Beginning of the period                                                  1,073,496                  1,272,192
                                                                      -----------------         ------------------
    End of the period                                                 $        578,375          $       1,086,865
                                                                      =================         ==================

  Supplemental disclosure of cash flow information:
    Interest paid                                                     $      9,016,491          $       5,034,420
    Income taxes paid (refunded)                                              (239,274)                   129,158
    Seller financed debt                                                                                  500,000

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

Operating results for the nine-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999.

Note B - Long-term Debt

In connection with the Company's issuance, in June 1998 of 11.25% subordinated notes, the Company retired $12 million of senior subordinated notes and redeemed all outstanding common stock warrants held by its senior subordinated noteholders. The warrants were redeemed under a settlement agreement requiring the payment of $19,000,000 comprised of $6,000,000 for the warrants, $11,000,000 for an early termination fee and $2,000,000 for a management fee. The excess of this settlement over the book value of the common stock warrants was reported as a charge of $17,257,000 in the second quarter of fiscal 1998. In connection with the debt retirement the Company recognized an extraordinary loss of $939,055, net of tax, for the write-off of certain unamortized deferred financing and debt discount costs.

At July 31, 1999 the Company was not in compliance with certain bank financial covenants. Subsequent to July 31, 1999 the Company obtained waivers of such noncompliance.

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


Note E - Summarized Financial Information for Subsidiaries

The following table presents financial information for the wholly-owned subsidiaries of Coyne International Enterprises: Blue Ridge Textile Manufacturing, Inc., Ohio Garment Rental, Inc., and Midway-CTS Buffalo, LTD on a combined basis:

                                July 31,        October 31,
                                  1999             1998
                               (Unaudited)
Balance sheets:
      Current assets           $ 6,303,000     $  5,934,000
      Noncurrent assets          3,811,000        3,317,000
      Current liabilities        3,513,000        2,702,000
      Noncurrent liabilities       195,000          182,000

                                   Three Months Ended                 Nine Months Ended
                                        July 31,                          July 31,
                               ----------------------------      ----------------------------
                                   1999           1998               1999           1998
                                       (Unaudited)                       (Unaudited)
Statement of operations:
      Revenues                 $ 4,067,000     $  4,113,000      $ 12,338,000    $ 12,448,000
      Operating expenses         3,884,000        3,730,000        11,375,000      11,197,000
      Operating income             182,000          383,000           964,000       1,251,000
      Net income (loss)             (4,000)      (2,415,000)          239,000      (2,419,000)

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

Liquidity and Capital Resources

Cash used in operating activities was $731 thousand for the nine month period ended July 31, 1999 versus $18.6 million for the same period last year. Cash used in operating activities in 1998 included $17.3 million for the redemption of common stock warrants in connection with the retirement of subordinated debt obligations.

The Company's working capital was $20.4 million at July 31, 1999 as compared to $17.3 at October 31, 1998. The increase in working capital of $3.1 million reflects a decrease in current liabilities through utilization of the Company's revolving credit facility.

At of the end of July 1999, the Company had approximately $11.2 million available under its working capital line and up to an additional $28 million available under bank credit facilities for capital expenditures and acquisitions. At July 31, 1999 the Company was not in compliance with certain financial covenants under these facilities. Subsequent to July 31, 1999 the Company obtained waivers of such noncompliance. Management believes that its operations and bank credit facilities will provide sufficient cash to meet the requirements for operations, acquisitions and capital expenditures for the next twelve months.

Cash used in investing activities was $7.9 million for the nine months ended July 31, 1999, as compared to $4.4 million for the same period in 1998. The increase is attributable to higher capital expenditures and route acquisitions. Capital expenditures relate primarily to investments in new information systems, route trucks and laundry plant facilities. The Company anticipates that capital expenditures will be approximately $8 million for fiscal 1999, an increase of approximately $1.3 million over fiscal 1998.

Results of Operations for the Third Quarter of Fiscal 1999 Compared to the Third Quarter of Fiscal 1998

Revenues for the quarter of $36.4 million are $2.5 million or 7.2% greater than the same period last year. Year-to-date revenues of $109.0 million are $8.0 million or 8.0% higher than the same period last year. This increase is attributable primarily to new rental revenue generated by the Company's expanded sales organization.

Cost of rental operations increased as a percent of rental revenue to 77.7% for the third quarter of 1999 and 77.1% year-to-date 1999 versus 76.4% in the third quarter of 1998 and 76.5% year-to-date 1998. The increase is attributable to upfront costs associated with the growth in rental business and lower benefit costs in 1998 as a result of favorable workers compensation retroactive premium adjustments.

Selling, general and administrative expenses for the third quarter and year-to-date 1999 increased by approximately $1.3 million and $2.9 million respectively compared to 1998. The increase is attributable to the expansion of the sales organization, uncapitalizable costs associated with the implementation of its new computer systems, Year 2000 preparation and investment in plant and corporate management teams. The personnel investment has enabled the Company to produce continued revenue growth and improve the quality and depth of its management team. The increase in selling expense includes certain one time training costs and sales commissions. These costs and other one-time contract costs reduce the margin on new sales in the first year of the service. The Company anticipates that margins will increase in the second year of the rental contracts.

Income from operations for the third quarter of 1999 is approximately $903 thousand lower than the same period last year. Increases in selling expenses and investments associated with growth have exceeded the benefits of the additional revenue during the quarter. In addition, the third quarter of 1998 benefited from approximately $250 thousand of favorable insurance adjustments.

Excluding the effect of the stock warrant redemption completed in the third quarter of 1998, interest expense increased $705 thousand and $2.5 million for the third quarter and year-to-date, respectively. The increase is due to higher principal balances in connection with the issuance of 11.25% Senior Subordinated Notes in June of 1998. The proceeds of this offering were used to retire existing senior and subordinated debt and to repurchase outstanding common stock warrants.

For the three months ending July 31 there was a net loss of $611 thousand in 1999 as compared to a loss of $630 thousand in 1998. The 1998 results include an extraordinary loss, not of taxes, of $939 thousand associated with debt retirement.

Information Systems; Year 2000

In order to enhance the Company's information management capabilities and achieve Year 2000 compliance (Y2K), the Company is implementing new software for Billing, Route Accounting, Purchasing, Accounts Payable and Financial Reporting. The installation and implementation of the Billing and Route Accounting system is now complete in 15 of the Company's 17 plants with the remaining plants expected to be complete by October 31, 1999. The Company believes that the new Billing System has achieved all project objectives and is Y2K compliant.

The Company will use third party application software that is Y2K compliant to replace or upgrade its remaining management information systems. The Company has completed an upgrade of its payroll and financial reporting systems to a version represented by third party vendors to be Y2K compliant. The replacement of the Purchasing and Accounts Payable system is in progress and expected to be complete by November 1999. The Company has completed inventory and assessment phases in connection with Y2K compliance for its physical plant systems and production equipment. Based on the Company's assessment, management believes that these systems will be Y2K compliant by December 1999.

The Company continues to contact suppliers and customers regarding their state of readiness. All critical suppliers and customers have assured the Company that their systems are Y2K compliant or that they are in the process of repairing or replacing their systems to make them Y2K compliant.

The Company estimates the total capital cost of its Y2K project and related systems upgrades will be approximately $3.7 million. As of July 31, 1999 the Company had spent approximately $2.7 million. The majority of these costs represent capital expenditures for replacement software and hardware.

In the interest of further protecting the Company from Y2K exposure, contingency plans have been developed for certain systems that are critical to the Company's business operations. Although the Company does not anticipate the need to do so, arrangements have been made to convert software applications developed in-house to allow for execution after December 31, 1999.

PART II.  Other Information

None





                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COYNE INTERNATIONAL ENTERPRISES CORP.

September 13, 1999                 By:   /S/ Thomas E. Krebbeks
                                       ---------------------------
                                       Thomas E. Krebbeks
                                       VP of Finance and Chief Financial Officer

                                   By:   /S/ Thomas C. Crowley
                                       ---------------------------
                                       Thomas C. Crowley
                                       Chief Operating Officer