Form 10-K405
period 1999-10-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2000-01-28
CIK 1066242

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year ended October 31, 1999

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
                           MIDWAY-CTS BUFFALO, LTD.
--------------------------------------------------------------------------------
     (Exact name of Registrants as specified in their respective charters)


                    New York                                16-6040758
                    Georgia                                 58-2018333
                     Ohio                                   34-1261376
                   New York                                 16-1469155
---------------------------------------------  ---------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)


      140 Cortland Avenue, Syracuse, New York                     13221
     -----------------------------------------                 -----------
      (Address of Principal Executive Offices)                  (Zip Code)


      Registrant's Telephone Number, Including Area Code:  (315) 475-1626
                                                           --------------

       Securities Registered Pursuant to Section 12(b) of the Act: NONE
                                                                   ----

       Securities Registered Pursuant to Section 12(g) of the Act: NONE
                                                                   ----

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
YES  X     NO *

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                    PART I

Item 1.  Business.................................................................................    1

Item 2.  Properties...............................................................................    8

Item 3.  Legal Proceedings........................................................................   10

Item 4.  Submission of Matters to a Vote of Security Holders......................................   10

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters.....................   11

Item 6.  Selected Financial Data..................................................................   11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................................   12

Item 7a. Quantitative and Qualitative Disclosure About Market Risk................................   16

Item 8.  Financial Statements and Supplementary Data..............................................   16

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   16

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.......................................   17

Item 11. Executive Compensation...................................................................   19

Item 12. Security Ownership of Certain Beneficial Owners and Management...........................   19

Item 13. Certain Relationships and Related Transactions...........................................   20

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................   22

         Signatures

         Index to Consolidated Financial Statements...............................................  F-1

Coyne International Enterprises Corp. uses a 52/53 week fiscal year ending on the last Saturday in October. For convenience, the dating of financial information in this Annual Report on Form 10-K has been labeled as of and for the years ended October 31, 1999, 1998 and 1997, as the case may be, rather than the actual fiscal year end.

                           Investment Considerations

This Annual Report on Form 10-K includes forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of, but not limited to, the following factors: (i) the Company's ability to generate sufficient cash flow from operations, (ii) the availability of future borrowings under the Company's credit facility, (iii) the availability of sufficient funds at the time of any change of control to make any required repurchases of the Company's senior subordinated notes, (iv) restrictions in the Company's credit facility, (v) the Company's ability to compete with other firms in the textile rental industry, (vi) general economic conditions in the Company's markets,
(vii) the timing of acquisitions,(vii) commencing start-up operations and related costs, (ix) the Company's effectiveness of integrating acquired businesses and start-up operations, (x) the timing of capital expenditures,
(xi) seasonal rental and purchasing patterns of the Company's customers, (xii) price changes in response to competitive factors, (xii) the Company's ability to attract and retain qualified employees, and a prolonged work stoppage or strike by the Company's unionized work force. These and other factors are discussed in greater detail in the Company's Registration Statement on Form S-4, a copy of which may be obtained from Thomas E. Krebbeks, Vice President and Chief Financial Officer, Coyne International Enterprises Corp., 140 Cortland Avenue, Syracuse, New York, 13221 and telephone requests may be directed to Mr. Krebbeks at (315) 475-1626. The Company's Registration Statement on Form S-4 is also available on the SEC's Internet site (http://www.sec.gov).


                                    PART I

Item 1.   Business.
          --------

General

     Coyne International Enterprises Corp. ("CTS" or the "Company") provides textile rental products and laundering services from 42 locations to customers in diversified industries primarily throughout the eastern United States. Textile rental products provided by the Company include workplace uniforms, protective clothing, shop towels and other reusable absorbent products, floormats and treated mops and other dust control products. The Company primarily rents textile products to clients under laundry service contracts, but also sells products to clients and launders client-owned items. Most of the Company's accounts are subject to written contracts that range in duration from three to five years. The Company's products and services are distributed through its route-based distribution system comprised of 18 industrial laundry plants, 21 sales, service and distribution laundry terminals and one corporate sales office that allow the Company to provide rental services to customers in geographic areas outside of the immediate area of an industrial laundry plant. CTS manufactures shop towels, dust mops, floormats and several other products used in the laundry business at its Blue Ridge manufacturing subsidiary.

     The Company focuses on the value-added aspects of the textile rental business, such as the heavy soil (e.g., printing inks, oils and solvents) and protective garment sectors. "Value-added" refers to the Company's attempt to protect its customers from potential environmental liabilities by reducing the amount of hazardous substances sent to landfills for disposal. In addition, the Company assists its customers with OSHA compliance through its protective garment programs. The Company's products and services assist customers with their corporate image, the productivity and safety of their employees and the environmental impact of their businesses. For example, the Company has built industry-leading heavy soil laundry plants, which minimize its customers' environmental exposure and have allowed the Company to carve out what it believes is a leading position in the heavy soil sector of the textile rental services industry. In addition, the Company works with clients to design, source and manage protective uniform programs for specific applications, such as flame or chemical retardant clothing for industrial workers. Further, the Company believes it is one of the first launderers to offer garment tracking technologies that provide its customers with superior accountability for rented garments.

     The Company's customer base is diversified across a variety of industries. Customers range in size from large nationally-recognized businesses such as ALCOA, Eckerd Drugs, Oneida, United Technologies and Xerox, to smaller businesses, such as gas stations and other retail businesses. In particular, the Company believes it is a leading provider of textile rental services to the printing industry throughout its service area, with customers including The New York Times and USA Today.

     The Company was founded and incorporated in New York in 1929 and has been owned and operated by the Coyne family since its inception. The Company's principal executive offices are located at 140 Cortland Avenue, Syracuse, New York, 13221 and its telephone number is (315) 475-1626.

Industry Overview

     The textile rental industry in the United States, which had 1998 revenues of approximately $10 billion, consists of two segments: the industrial segment (uniforms, protective clothing, shop towels, floormats and dust control products) and the linen segment (sheets, tablecloths and other linen items). In 1999, approximately 96% of the Company's business was derived from the industrial segment. The primary product in the industrial segment is uniforms which accounted for approximately 44% of the Company's revenues in 1999. The Industry's trade association, Textile Rental Services Association (TRSA), has estimated that the uniform rental services segment of the textile rental industry grew at a rate of 6.2% in 1998 and 4.4% in 1997.

     The Company believes that much of the uniform industry's overall growth has resulted from an increasing number of companies choosing to use uniform rental services to maintain a high-quality corporate image, improve employee safety, productivity and morale and reduce costs. In addition, the growth in jobs, particularly in the service sector, has increased the number of potential uniform wearers. The Company believes that the growth in the service sector will continue to be the catalyst for overall rental industry growth. This growth combined with projected growth rates of 29% for heating, ventilation and air conditioning (HVAC) firms, 23% growth for moving and packing industry firms, and 17% growth in the automobile service industry should ensure continued growth in
revenue from the service sector.   CTS also believes that growth in the rental
segment of the industry in particular will be driven by the broad trends to outsource non-core business functions. Growing markets for uniforms identified by the Company include building services, communications, food processing, HVAC, landscaping, pest control, pharmaceuticals, security and trucking.

     In addition, the Company believes its industry-leading environmental capabilities and protective clothing expertise strategically position it to realize long-term benefits from continuing government regulation of the environment and the workplace. Increasingly stringent environmental regulations have been and continue to be the catalyst for a shift toward the outsourcing of the laundering of heavy soil items. Additionally, government mandated safety regulations for reflective wear and flame retardant garments and the most recent report to Congress under The Workers Family Protection Act from the National Institute for Occupational Safety and Health (NIOSH), which states that home laundering is inadequate in decontaminating work clothes, are creating new opportunities for uniform service companies like CTS. The market for flame retardant clothing has been fueled by the Occupational Safety and Health Administration (OSHA) regulations holding employers responsible for supplying appropriate clothing based on an evaluation of potential workplace hazards. Employers are prohibited from supplying clothing that, when exposed to flames or electrical arcs, could increase the extent of wearer injury. Growth in demand for environmental services and protective clothing is particularly valuable to the Company because these markets involve long-term relationships with customers and make use of the Company's technical knowledge of regulations, products, fabric types, climatic conditions and job functions.

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

Products and Services

     The Company provides its customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. The Company's uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear, such as fire retardant and chemical protective garments. The Company also offers non-garment items and services, such as shop towels, floormats, dust-control mops and other textile products. Below is a chart displaying the approximate percentages of revenues, by product-type:

                                Uniform
                                   &                                                              Hospital &
                                Garment    RAS & Shop    Walk Off   Dust Control                    Linen
      Period                    Rentals      Towels        Mats       Products      Direct Sales   Products
-------------------------       -------    ----------    --------   ------------    ------------  ----------
Fiscal 1996..............         45.3        29.0         12.4          2.9            6.7          3.7

Fiscal 1997..............         45.6        29.4         12.1          2.9            6.7          3.3

Fiscal 1998..............         44.7        29.6         11.7          3.1            7.3          3.6

Fiscal 1999..............         44.3        30.7         11.4          2.9            7.1          3.6

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

     The Company offers its customers "green" programs which focus on pollution prevention. These programs are based on the Company's shop towel product which is highly absorbent and reusable. CTS is endorsed by many of the state and regional printing associations and services large printing operations such as The New York Times and USA Today. Further, the Company offers its customers Reusable Absorbent Systems ("RAS") socks and pads. RAS products provide customers with environmentally responsible alternatives to single-use disposable absorbents and promote the EPA policy of waste minimization. RAS programs are in place at many large national accounts such as General Motors and United Technologies.

     In recent years, the Company has made a significant corporate investment in waste-water treatment in 10 of its 18 laundry plants. The Company's industry-leading wastewater treatment capabilities allow it to process textiles contaminated with petroleum, chemical solvents or printing inks that require specialized cleaning services that comply with environmental regulations. These facilities capture waste solvents and oils in liquid form and then recycle this liquid waste as a supplemental fuel in a secondary fuel recycling program. This technology reduces the amount of wastewater sludge sent to landfills for disposal and minimizes a customer's future environmental liabilities. As a result of the Company's superior environmental capabilities in the heavy soil sector market, the Company estimates that most of the printing associations in the eastern United States have endorsed CTS as the preferred provider of heavy soil textile services. CTS provides such services to approximately 75% of the printing accounts in the eastern United States. All CTS environmental matters are managed by the Company's environmental team that is directed by a senior manager with extensive experience both in the industry and as a former appointed official of the EPA. This individual is recognized by both of the industry's principal trade associations, the TRSA and the Uniform and Textile Service Association (UTSA), as a leading industry expert in environmental matters and serves on their respective environmental committees.

     Finally, the Company processes heavy soil textile products for many of its competitors because these competitors do not have the same waste treatment capabilities as CTS. This permits the Company to develop relationships with laundries that may be sold in the ongoing market consolidation.

     Most of the Company's accounts are subject to written service contracts. The Company's typical service contract ranges in duration from three to five years with automatic "evergreen" renewals, except upon prior written notice, and provides for significant liquidated damages upon early termination by the customer.

     The Company believes that it is one of the first industrial launderers to implement bar-coding and radio frequency garment identification technologies. These technologies allow the Company and its customers to track a garment from pick-up at the customer's location through processing at the Company and delivery back to the customer. Garment tracking is particularly important for protective clothing because of its higher replacement cost. Garments can be tracked by the use of bar code labels, which are permanently affixed to the garment and which can be read by route salespeople using hand-held laser scanners. The Company is able to provide customers with valuable information concerning the age of garments, their physical location and usage history. In addition, customized reports are available and customers have the option to have direct-link PC capability, allowing them access to real-time information about individual employee garments. The Company believes that its tracking system improves inventory control and efficiency by reducing human error that results in missing uniforms and incomplete deliveries.

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

Sourcing Activities

     The Company actively manages its supply chain and has, from time to time, brought certain items in-house for manufacture on an opportunistic basis. For example, due to the cost and inconsistent quality of shop towels available, the Company began manufacturing shop towels in 1992. The Company is currently one of the largest shop towel manufacturers in the United States. All of the shop towels used in the Company's laundry business are produced at the Company's Blue Ridge manufacturing facility and are marketed under the Blue Ridge name. Approximately two-thirds of Blue Ridge manufactured shop towels are sold to customers other than CTS. Although other sources of shop towels are available, the Company believes that the superior performance of the Blue Ridge shop towel, particularly in terms of durability and absorption, is a significant advantage in securing heavy soil business. Blue Ridge also manufactures dust mops, aprons, laundry bags, walk-off mats and RAS socks and pads. The Blue Ridge operations represented approximately 5.0% of the Company's revenues in fiscal 1999.

     In order to take advantage of the opportunities presented by the North American Free Trade Agreement, the Company manufactures work pants and shirts in Mexico under an agreement with a Mexican manufacturer. While the Company does not anticipate substantial growth in its manufacturing operations, it continues to consider manufacturing opportunities in order to gain an advantage in the marketplace.

     In cooperation with a New Zealand based manufacturer, the Company participated in the development of chemically protective and flame retardant garments that comply with American National Standards Institute ("ANSI") standards for exclusive distribution by CTS in the United States.

     The Company purchases other rental merchandise from a variety of sources including Red Kap, Garment Corporation of America, and Universal Overall. The Company believes that it is not dependent on any one supplier and that alternative sources are available at comparable prices. The availability of alternative manufacturers and the Company's ability to change suppliers and manufacture textile products allow it to optimally meet its merchandise requirements in terms of quantity, quality and price.


Customers

     The Company's customer base is diversified across a variety of industries and customers range in size from large nationally-recognized businesses such as ALCOA, Eckerd Drugs, Oneida, United Technologies and Xerox, to smaller businesses, such as gas stations and other retail businesses. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, manufacturers, maintenance facilities, printers and publishers, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services approximately 40,000 accounts in diversified industries from 42 locations throughout the eastern United States. During the past five years, no single customer accounted for more than 8.0% of total revenues in any year.

Sales, Marketing and Distribution

     In 1996, the Company made a strategic decision to leverage its investment in laundry plants, laundry terminals and their waste-water treatment facilities by focusing on the development of its professional sales force. The sales team has grown from 25 professionals in 1996 to 70 in 1999. Sales associates market the Company's products and services to potential customers and develop new accounts. The selling efforts of the sales force are managed by regional sales managers who are also responsible for major account relationships within their region. Rental and direct sales programs on the national level are handled by the National Account Marketing Department, which call directly on existing and prospective rental and direct sale national accounts. The regional sales managers and National Account Marketing Department report directly to the Vice President of Sales.

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

Competition

     The industrial segment of the textile rental industry is highly competitive. The Company believes that there are four competitors in the industry with annual revenues in excess of $250 million each. These companies account for over half of the industry's revenues. The Company believes that it is one of a small group of companies that have revenues of $50 million to $250 million and which collectively account for approximately 25% of revenues from the industrial segment. The remainder of the industry is made up of over 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas and generate annual revenues of less than $1.0 million.

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

Employees

     As of October 31, 1999, the Company had approximately 1,850 employees. CTS is a party to 30 collective bargaining agreements covering approximately 800 employees. These bargaining agreements expire periodically through 2002. The Company had one work stoppage that occurred in 1999 with respect to a bargaining unit of one of the Company's facilities. This stoppage represented a limited number of employees and had no material impact on the Company's operations. The Company believes that its relationships with both its union and non-union employees are good.

Environmental Matters

     The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent wastewater and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has through the years taken measures to avoid their improper disposal.

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

     Under the Federal Comprehensive Environmental Response, Compensation and Liability Act, the U.S. Environmental Protection Agency ("EPA") is authorized to, among other things, designate certain contaminated facilities as Superfund sites and seek from responsible parties the cost to clean-up that contamination. The Company has in the past responded to a number of requests for information from the EPA concerning the Company's alleged disposal of hazardous substances at Superfund sites and currently has three active cases. In two of those cases, the Company has been named as a potentially responsible party. The Company has settled its liability with regard to one of these cases. With respect to the other cases, the Company could be held liable for some or all of the cost to remediate the contamination, the extent of liability, if any, depends on a number of factors, such as (1) whether the Company disposed of hazardous substances at one or more of those facilities, (2) whether the Company or its waste hauling contractor selected the particular disposal location, (3) the quantity and, under certain circumstances, the toxicity of hazardous substances that were disposed and (4) whether the Company was contractually indemnified by its waste hauling contractor for such potential liability. The Company has not completed its evaluation of these questions, nor on the question of possible defenses to liability, to determine the extent of liability, if any, on such potential claim.

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

     In 1999, the EPA withdrew proposed categorical pre-treatment standards, which would have formed the basis for a federal environmental regulatory framework applicable to industrial laundry operations. Therefore, there will be no additional cost of compliance due to this federal effort.

Item 2.   Properties.
          ----------

     As of October 31, 1999, the Company provided textile rental services from 42 facilities. The Company owns 22 of its facilities, including its corporate headquarters in Syracuse, New York, and leases the balance of its facilities pursuant to leases expiring between February 2000 and March 2005. The Company has options to renew in most cases, except for leases for certain garages and small distribution facilities which are leased on a month-to-month basis. The Company's facilities consist primarily of laundry plants and laundry terminals. A laundry plant processes and delivers textile rental products to customers or to laundry terminals. A laundry terminal does not engage in production work, but collects soiled inventory, transports it to the laundry plant for processing and delivers processed inventory to customers. A laundry plant can also perform all of the functions of a laundry terminal. The following table summarizes certain information concerning the Company's facilities.

 The following table summarizes certain information concerning the Company's facilities.

                                                                   Approximate
           Location                    Principal Use             Square Footage
     -------------------      ---------------------------------  --------------
     Albany, NY*              Corporate Satellite Office                 1,110
     Atlanta, GA*             Laundry Plant/Laundry Terminal            18,000
     Baltimore, MD**          Laundry Plant/Laundry Terminal            85,000
     Beckley, WV*             Laundry Terminal                           7,500
     Belleville, NJ**         Laundry Plant/Laundry Terminal            22,800
     Betsy Layne, KY*         Laundry Terminal                           6,500
     Blue Ridge, GA           Manufacturing                             42,500
     Bristol, TN              Laundry Plant/Laundry Terminal            27,200
     Buffalo, NY***           Laundry Plant/Laundry Terminal            92,000
     Burlington, VT           Laundry Terminal                           9,180
     Charlotte, NC*           Laundry Terminal                           7,500
     Chattanooga, TN*         Laundry Terminal                           8,200
     Cinnaminson, NJ*         Laundry Terminal                          10,000
     Chicago, IL*             Laundry Terminal                           7,500
     Cleveland, OH            Laundry Plant/Laundry Terminal            85,000
     Erie, PA                 Laundry Terminal                          47,000
     Evansville, IN*          Laundry Terminal                           7,500
     Fairmont, WV*            Laundry Terminal                           6,500
     Greenville, SC*          Laundry Terminal                           5,000
     Hazleton, PA*            Laundry Terminal                           7,500
     Huntington, WV           Laundry Plant/Laundry Terminal           180,000
     Lakeland, FL             Laundry Plant/Laundry Terminal            12,000
     Lewiston, ME*            Laundry Terminal                           6,500
     London, KY**             Laundry Plant/Laundry Terminal            24,000
     Long Island, NY*         Laundry Terminal                           6,500
     Nashville, TN*           Laundry Terminal                           7,500
     New Bedford, MA**        Laundry Plant/Laundry Terminal            85,000
     Philadelphia, PA         Laundry Plant                             85,000
     Pittsburgh, PA*          Laundry Terminal                           6,500
     Raleigh, NC*             Laundry Terminal                           8,200
     Richmond, VA             Laundry Plant/Laundry Terminal            49,000
     Schenectady, NY**        Laundry Plant/Laundry Terminal            25,000
     Seaford, DE*             Laundry Terminal                           6,200
     Smithboro, NY            Laundry Terminal                           6,500
     Syracuse, NY             Laundry Plant/Corporate Headquarters     220,000
     Toledo, OH               Laundry Plant/Laundry Terminal            65,000
     Virginia Beach, VA*      Laundry Terminal                           4,000
     Waterbury, CT            Laundry Plant/Laundry Terminal           108,000
     Winchester, VA*          Laundry Terminal                           9,200
     Woodbridge, NJ*          Corporate Sales Office                       900
     Worcester, MA            Laundry Plant/Laundry Terminal            75,000
     York, PA**               Laundry Plant/Laundry Terminal            34,000

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

     As of October 31, 1999, the Company's Class A Common Stock was held by three holders of record, the Company's Class B Common Stock was held by two holders of record, the Company's Class A Preferred Stock was held by two holders of record and the Company's Class B Preferred Stock was held by two holders of record.

Item 6.   Selected Financial Data.
          -----------------------

     The selected financial data set forth below for the Company as of October 31, 1999, 1998, 1997, 1996 and 1995 and for each of the years in the five-year period ended October 31, 1999 are derived from the audited Consolidated Financial Statements. The data should be read in conjunction with the Consolidated Financial Statements and related notes, and other financial information included herein.

                                                                         Years Ended October 31,
                                                  -----------------------------------------------------------------------
                                                    1995            1996            1997           1998            1999
                                                  --------        --------       --------       --------        ---------
                                                                            (dollars in thousands)
Statement of Operations Data:
 Net revenue..................................    $117,768        $119,085       $122,935       $138,737        $146,212
 Income from operations.......................       7,595           8,179         10,792         10,239           9,835
 Interest expense (1).........................       6,254           6,786          6,715         25,402          10,842
 Income (loss) before provision for income
   taxes and extraordinary item...............       1,341           1,393          4,077        (15,163)         (1,006)
 Provision for income taxes...................         890             847          2,025            640             (55)
 Income (loss) before extraordinary item......         451             546          2,052        (15,804)           (951)
 Extraordinary item, net of tax (2)...........        ----            ----           ----           (939)           ----
 Net income (loss)............................    $    451        $    546       $  2,052       $(16,743)       $   (951)

Other Data:

 Capital expenditures.........................    $  8,731        $  9,820       $  2,584       $  6,619        $  7,713

 Depreciation and amortization................       4,416           4,779          5,289          5,814           6,161

Balance Sheet Data (at period end):

 Working capital..............................    $ 11,255        $  6,608       $  6,769       $ 17,066        $ 20,127

 Total assets.................................      93,170          97,432        102,621        117,367         121,846

 Total debt...................................      56,680          58,051         58,557         88,538          97,547

 Warrants (3).................................       1,743           1,743          1,743           ----            ----

 Shareholders equity (deficit)................       7,373           7,845          9,897         (7,077)         (8,432)

(1) Interest expense for 1998 includes a $17,257 charge for the cost to redeem common stock warrants in excess of their book carrying value.

(2) Represents the extraordinary charge attributable to the write-off of unamortized financing charges and original issue discount of $1,304, net of taxes of $365. These deferred charges originated in 1994 in connection with subordinated notes and other debt obligations redeemed in 1998.

(3) Common stock warrants were issued in 1994 in connection with the issuance of subordinated notes. Such common stock warrants and subordinated notes were redeemed in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          -------------------------------------------------------------

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

                                                        Year Ended October 31,
                                                    ----------------------------
                                                     1997      1998       1999
                                                    ------    ------     ------
     Net revenue................................    100.0%    100.0%     100.0%

     Cost of rental operations..................     70.8      70.7       71.0

     Cost of direct sales.......................      4.7       5.1        4.7

     Selling, general and administrative........     15.7      16.9       17.6

     Income from operations.....................      8.8       7.4        6.7


Fiscal Year 1999 Compared to Fiscal Year 1998

     Net Revenue. Net revenues were $146.2 million in fiscal 1999, representing an increase of $7.5 million or 5.4% as compared to $138.7 million for fiscal 1998. However 1998 was a 53-week year versus the 52 weeks in 1999. After removing the effect of the extra week in 1998, adjusted growth is actually 7.6%. The growth can be attributed to the new rental business written by the Company's expanded professional sales force, increases in service to existing accounts and increases in revenue from ancillary charges.

     Cost of Rental Operations. Cost of rental operations of $103.8 million for fiscal 1999 was 71.0% of total revenue for the period. This represents an increase of 0.3% as compared to fiscal 1998. The increase can be attributed to additional personnel in the customer service area, particularly District Managers (DM). The Company has reduced the number of average routes per DM in an effort to improve customer retention.

     Cost of Direct Sales. Cost of direct sales of $6.9 million for fiscal 1999 was 4.7% of total revenue. Cost of direct sales was approximately 66.2% and 70.3% of direct sale revenue for fiscal 1999 and 1998, respectively.

     Selling, General and Administrative Expense. Selling general and administrative expense was $25.7 million for fiscal 1999 representing an increase of approximately $2.3 million or 9.8% over fiscal 1998. The increase is comprised of a $1.7 million increase in administrative expenses and a $0.6 million increase in the cost of selling and marketing

     The increase in administrative expenses is attributable to the Company's investment in key management personnel, particularly at the Vice President and General Manager level. The Company believes this investment will enable it to achieve significant profit improvements in 2000 and beyond. In addition, administrative expenses in 1999 include approximately $0.5 million of noncapitalizable expenses associated with the implementation of the company's new billing and accounting computer systems.

     Income from Operations. Income from operations was $9.8 million for fiscal 1999 as compared to $10.2 million for fiscal 1998. This decrease resulted from an increase in costs associated with the sales organization, senior management personnel changes and implementation of the company's new computer systems.

     Interest Expense. Interest expense was $10.8 million for fiscal 1999 and $25.4 million for fiscal 1998. Fiscal 1998 interest expense includes $17.3 million for the excess of the redemption cost over the book value of common stock warrants. In addition, interest expense exceeded 1998 levels due to the higher outstanding borrowings resulting from the warrant redemption and 1999 expenditures for capital assets and route acquisitions.

     Income Taxes. The Company's provision for recoverable taxes of $.06 million for fiscal 1999 was $0.7 million lower than the tax expense for the prior year. The effective tax rate between the periods is not comparable due to the influences of non-deductible expenses, including the 1998 redemption of common stock warrants and the amortization of certain intangible assets.

     Net Income (Loss). Net loss of $1.0 million for fiscal 1999 compares with a net loss of $16.7 million for fiscal 1998. This improvement was due primarily to the 1998 charge of $17.3 million associated with the common stock warrant redemption agreement, offset in part by higher interest costs in 1999.

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

     Cost of Rental Operations. Cost of rental operations of $98.0 million for fiscal 1998 was 70.7% of total revenue for the period. This represents a decrease of 0.1% as compared to fiscal 1997. Despite start up costs associated with new rental contracts the cost of rental operations was consistent with the prior year.

     Cost of Direct Sales. Cost of direct sales of $7.1 million for fiscal 1998 was 5.1% of total revenue. Direct sales and related costs grew approximately 22% during the year due to increased focus by the Company's sales organization on this segment of the business. Cost of direct sales was approximately 70.3% and 70.2% of direct sale revenue for fiscal 1998 and 1997, respectively.

     Selling, General and Administrative Expense. Selling general and administrative expense was $23.4 million for fiscal 1998 representing an increase of approximately $4.0 million or 21% over fiscal 1997. The increase was due primarily to selling expense, which increased $2.5 million. This increase can be attributed to the significant expansion of the Company's sales organization including increases in the number of personnel, training costs and related sales and marketing costs.

     Income from Operations. Income from operations was $10.2 million for fiscal 1998 as compared to $10.8 million for fiscal 1997. This nominal decrease resulted from an increase in one-time costs associated with the significant investment in the sales organization.

     Interest Expense. Interest expense was $25.4 million for fiscal 1998 and $6.7 million for fiscal 1997. Fiscal 1998 interest expense includes the excess of redemption payments over the book value of common stock warrants of $17.3 million. In addition, interest expense exceeded 1997 levels due to the higher outstanding borrowings associated with the subordinated notes issued in June 1998.

     Income Taxes. The Company's tax provision of $0.6 million for fiscal 1998 was $1.4 million less than the tax expense for the corresponding prior year period. The effective tax rate between the periods is not comparable due to the non-deductibility of certain of the expenses associated with the redemption of the common stock warrants and the impact of certain nondeductible expenses such as the amortization of certain intangible assets.

     Extraordinary Item. The extraordinary charge of $.9 million in fiscal 1998 result from the write-off of $1.3 million of deferred financing costs associated with retired debt obligations, reduced by the associated tax benefit of $.4 million.

     Net Income (Loss). Net loss was ($16.7) million for fiscal 1998 compared with net income of $2.1 million for fiscal 1997. This decrease was due primarily to the one-time charge of $17.3 million associated with the common stock warrant redemption agreement and other costs associated with debt retired with the proceeds of the 1998 senior subordinated note offering.

Seasonality

     The Company's operating results historically have been seasonally lower during the third fiscal quarter (May, June and July) primarily because the Company's floormat business is lower during this period than during the other quarters of the fiscal year. Certain customers of CTS arrange to have the floormats removed from their accounts during the late spring and early summer months. In addition, schools and commercial customers reduce their business during these months as a result of vacations and shutdowns.

Liquidity and Capital Resources

     The Company's primary sources of liquidity have been cash flow from operations and borrowings under the revolving credit facilities described below.

     The net loss of $1.0 million in fiscal 1999 represents an improvement of $15.7 million as compared to a net loss of $16.7 million in fiscal 1998. This fluctuation was mainly due to the 1998 redemption of common stock warrants and the extraordinary loss on debt retirement.

     Cash used in operating activities was $0.2 million for fiscal 1999 and $15.3 million for fiscal 1998, a decrease of $15.1 million. The decrease was due primarily to the redemption of common stock warrants with proceeds from the Company's $75 million subordinated note offering completed in June 1998.

     On June 26, 1998, the Company raised $75.0 million through the offer and sale of senior subordinated notes. Such notes bear interest at 11 1/4 % per annum from June 26, 1998, payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 1998. The proceeds of the offer and sale of such notes were used mainly to retire the majority of the Company's long-term debt and to redeem outstanding common stock warrants. Contemporaneously with the completion of the offer and sale of such notes, the Company amended its bank credit facility to provide for (i) a $25.0 million revolving credit facility subject to collateral availability, (ii) a $20.0 million capital expenditure facility and (iii) a $10.0 million acquisition facility.

     At October 31, 1999, the Company had approximately $13.9 million available under its revolving credit line and $24.3 million available under the other bank credit facilities. The Company's working capital was $20.1 million at October 31, 1999 compared to $17.1 million at October 31, 1998. The $3.0 million increase in working capital reflects the increased accounts receivable, higher inventory levels and reduced accounts payable, financed through the long-term revolver.

     At October 31, 1999, the Company was not in compliance with certain financial covenants under its bank credit facilities. Subsequent to October 31, the Company obtained waivers of such noncompliance. In addition, the Company amended certain covenants of its loan agreement and believes it will be in compliance with such covenants during fiscal 2000.

     Capital expenditures were $7.7 million during fiscal 1999. This represents a $1.1 million increase over the comparable period last year. These expenditures consist of $2.5 million for laundry and manufacturing equipment, $1.7 million for truck fleet related equipment, $2.6 million for computer equipment and $0.9 million for building and property improvements. Management believes that its operations and the Credit Facility will provide sufficient cash to meet the requirements for operations, acquisitions and capital expenditures for the next twelve months.

Information Systems; Year 2000

     In order to enhance the Company's information management capabilities and achieve Year 2000 compliance (Y2K), the Company has implemented new software for Billing, Route Accounting, Purchasing, Accounts Payable and Financial Reporting. The Company's new systems are Y2K compliant and the Company believes it has achieved the information objectives of the new system projects.

     The Company has used third party application software that is Y2K compliant to replace or upgrade its remaining management information systems including payroll.

     The Company contacted suppliers and customers regarding their state of readiness. All critical suppliers and customers assured the Company that their systems were Y2K compliant or that they were in the process of repairing or replacing their systems to make them Y2K compliant.

     As of the date of this filing, the Company has experienced no disruption of daily operations resulting from Y2K computer issues.

     The Company estimates the total capital cost of its Y2K project and related systems upgrades will be approximately $4.4 million. As of October 31, 1999 the Company had spent approximately $4.1 million. The majority of these costs represent capital expenditures for replacement software and hardware.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

     The following table sets forth certain information regarding the Company's directors and certain key executive officers:

          Name                Age                    Position
----------------------------  ---  ---------------------------------------------
Thomas M. Coyne                61  Chairman of the Board, President and Chief
                                   Executive Officer

Thomas C. Crowley              53  Director, Executive Vice President and Chief
                                   Operating Officer

J. Patrick Barrett (1)(2)      62  Director

William D. Matthews (1)(2)     65  Director

Wallace J. McDonald (1)(2)     59  Director

David P. O'Hara                52  Director, Assistant Secretary

David S. Evans (1)(2)          61  Director

Raymond T. Ryan                72  Director, Assistant Treasurer

Thomas E. Krebbeks             45  Vice President of Finance, CFO and Treasurer

Alexander Pobedinsky           38  Vice President, General Counsel and Secretary

John G. Harshall               51  Vice President of Plant Support Services

Anthony F. O'Connor            49  Vice President of Sales & Marketing

Timothy O. Taylor              45  Vice President of Manufacturing & Procurement


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

     Thomas C. Crowley has been a Director of the Company since 1993. Mr. Crowley was Executive Vice President of Evergreen Bancorp, Inc. in Glens Falls, New York from 1994 to 1999. Mr. Crowley joined the Company as Executive Vice President and Chief Operating Officer in June 1999.

     J. Patrick Barrett has been a director since July, 1998. He has been President of Telergy, Inc., a telecommunication company, since April, 1998; Chairman of Carpat Investments, a private investment firm, since 1987; was Chairman and CEO of Avis Inc. from 1981 to 1987 and has been a director of Lincoln National Corp. since 1990.

     William D. Matthews has been a Director of the Company since January 1997. Mr. Matthews was the Chief Executive Officer of Oneida, Ltd. in Oneida, New York from 1986 until his retirement in 1998 but still remains Chairman of the Board. Oneida, Ltd. is listed on The New York Stock Exchange. Mr. Matthews has been a director of CONMED Corporation since 1997.

     Wallace J. McDonald has been a Director of the Company since 1987. Mr. McDonald has been a partner with the law firm of Bond, Schoeneck & King, LLP based in Syracuse, New York since 1967.

     David P. O'Hara has been a Director of the Company since 1982. Mr. O'Hara was General Counsel and Secretary of the Company from 1981 to 1997. He currently is Assistant Secretary of the Company and a partner with the law firm of O'Hara & Hanlon, based in Cazenovia, New York.

     David S. Evans has been a Director of the Company since 1998 and from 1994 to 1996. Mr. Evans has been a Director of Confluence Systems, Inc. of High Point, NC since 1995. He was Director, President and Chief Executive Officer of CBP Resources, Inc. of Greensboro, NC from 1988 to 1998; and was Director, President and Chief Executive Officer of Delta Protein, Inc. of Memphis, TN from 1976 to 1988.

     Raymond T. Ryan has been a Director of the Company since 1991. From March 1991 through July 1995 he served as Chief Financial Officer of the Company. He is currently Assistant Treasurer of the Company. Mr. Ryan has been an employee of the Outaouais Group, Inc. since 1991. Mr. Ryan is a retired partner of PricewaterhouseCoopers, LLP.

     Thomas E. Krebbeks joined the Company in 1991 as Corporate Controller . In September 1999, Mr. Krebbeks was promoted to his current position of Treasurer, Vice President of Finance, and Chief Financial Officer. Mr. Krebbeks began his career with Ernst & Young and is a certified public accountant.

     Alexander Pobedinsky has been the General Counsel and Secretary of the Company since 1997. Mr. Pobedinsky was associated with the law firm of O'Hara, Hanlon, Knych and Pobedinsky, LLP based in Syracuse, New York from 1991 through 1999. Mr. Pobedinsky joined the Company in January 2000, as Corporation General Counsel and Vice President.

     John G. Harshall joined the Company in October 1986 as General Manager of the York, Pennsylvania laundry operation. In February 1995, Mr. Harshall was promoted to Vice President of Operations and in 1999 became Vice President of Plant Support Services. From 1984 to 1986, Mr. Harshall was a consultant to the grocery industry. From 1979 to 1983, he was the Senior Vice President of Store Operations for Fisher Foods, Inc.

     Anthony F. O'Connor joined the Company in October 1992 as General Manager of the Belleville, New Jersey laundry operation. In February 1995, Mr. O'Connor was promoted to Vice President of Operations. In July 1996, Mr. O'Connor was promoted to his current position of Vice President of Sales & Marketing. From 1983 to 1992, Mr. O'Connor was a General Manager with ARAMARK Corporation.

     Timothy O. Taylor joined the Company in October 1992 as General Manager of Blue Ridge Textile Manufacturing, Inc. In 1995, he was promoted to Vice President of Blue Ridge Textile Manufacturing, Inc. In September 1999, Mr. Taylor was promoted to his current position of Vice President of Manufacturing & Procurement.

Item 11.  Executive Compensation.
          ----------------------

     The following table sets forth the compensation during the last two fiscal years earned by the Company's President and each other executive officer who made in excess of $100,000 during the fiscal year ended October 31,1999 (the "Named Officers"):

                                                Fiscal         Annual  Compensation          All Other
                                                             -----------------------
      Name and Principal Position                Year          Salary         Bonus        Compensation (1)
---------------------------------------       --------       ---------      --------     -------------------
Thomas M. Coyne                                  1999         $487,647                            $13,024
Chairman of the Board, President and             1998         $290,526                            $14,115
Chief Executive Officer                          1997         $206,507       $50,000              $ 3,381

Thomas C. Crowley                                1999         $107,092                            $ 2,400
Director, Executive Vice President and           1998
Chief Operating Officer                          1997

Dennis J. Bossi                                  1999         $117,745                            $10,621
Vice President of Operations                     1998         $116,109                            $ 6,266
                                                 1997         $115,000       $20,000              $ 2,785

Anthony F. O'Connor                              1999         $109,115                            $10,249
Vice President of Sales and Marketing            1998         $100,000                            $ 4,500
                                                 1997         $ 85,231       $15,000              $ 1,518

John G. Harshall                                 1999         $100,731                            $10,025
Vice President of Plant Support Services         1998         $100,000                            $ 4,500
                                                 1997         $ 84,327       $20,000              $ 1,590

(1) Consists of premiums for disability policies paid by the Company of $2,120, 0, $908, $790, and $790 and the Company matching contributions under the 401(k) Plan of $10,904, $0, $4,913, $4,659, and $4,435, and car allowance of $0, $2,400, $4800, $4,800 and $4,800 in fiscal 1999 for the benefit of
     Messrs. Coyne, Crowley, Bossi, O'Connor and Harshall, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     All of the Company's equity securities are owned of record by the Coyne family or trusts established by them.

                                                               COMMON STOCK                                       PREFERRED STOCK
                                                              ---------------                                     ---------------
                                                 Class A (Voting)              Class B (Non-Voting)           Class A (Non-Voting)
                                                 ---------------               -------------------            --------------------
                                            Number of                     Number of                     Number of
                                             Shares                        Shares                        Shares
                                          Beneficially    Percentage    Beneficially     Percentage   Beneficially     Percentage
                                            Owned(1)       of Class       Owned (1)       of Class      Owned (1)       of Class
                                            --------       --------       ---------       --------      ---------       --------
J. Stanley Coyne
 Revocable Trust /(2)(3)/...............                        --         63,305           85.5%        19,745           85.5%

J. Stanley Coyne Inter
 Vivos Irrevocable Trust/(2)(4)/........      1,020           34.9%            --             --             --             --

Thomas M. Coyne Blue
 Ridge Trust /(2)(5)/...................      1,903           65.1%            --             --             --             --

J. Stanley Coyne /(2)/..................      1,020(6)        34.9%        74,030(7)         100%        23,107(8)         100%

                                                Class B (Non-Voting)
                                                --------------------
                                          Number of
                                            Shares
                                         Beneficially    Percentage
                                           Owned (1)      of Class
                                           ---------     ---------
J. Stanley Coyne
 Revocable Trust /(2)(3)/..............          2,272         80.0%

J. Stanley Coyne Inter
 Vivos Irrevocable Trust/(2)(4)/.......             --           --

Thomas M. Coyne Blue
 Ridge Trust /(2)(5)/..................             --           --

J. Stanley Coyne /(2)/.................          2,991 (9)      100%

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

(8) Includes 19,745 shares owned by the J. Stanley Coyne Revocable Trust, of which J. Stanley Coyne is a co-trustee.

(9) Includes 2,272 shares owned by the J. Stanley Coyne Revocable Trust, of which J. Stanley Coyne is a co-trustee.


Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company's Human Resources and Compensation Committee consists of Messrs. Barrett, Evans, Matthews, and McDonald.

     No officer of the Company serves as a member of the Human Resources and Compensation Committee. Transactions with certain of the members of such committee are discussed below under "Professional Services."

Certain Transactions with Members of the Coyne Family

     At the Company's discretion, the Company has made salary continuation payments of $100,000 per year to each of J. Stanley Coyne, a principal shareholder of the Company, and Gerald Coyne, a son of J. Stanley Coyne, including payments of such amounts in each of the last three fiscal years. Both
J. Stanley Coyne and Gerald Coyne are former officers and executive employees of the Company. The salary continuation payments are discretionary compensation payments made by the Company. In addition, at the Company's discretion it has paid certain medical and personal expenses of J. Stanley Coyne aggregating $93,300 during fiscal 1999.

     The Company has an outstanding note receivable from J. Stanley Coyne in the amount of $1,256,250. This note bears interest at the applicable federal rate as determined by the Internal Revenue Service (6.3% at October 31, 1999). This note will become payable, with accrued interest, upon the death of J. Stanley Coyne.

     The Company has guaranteed certain promissory note obligations of J. Stanley Coyne due in 2003 in the amount of $1.9 million, including accrued interest.

     The Company makes advancements of $2,500 per month to Susan Whitney, the daughter of J. Stanley Coyne. The total accumulated of such advancements, as of October 31, 1999, was $65,000. These advancements are made by the Company at its discretion, upon request of Susan Whitney, and can be stopped by the Company at any time. The Company is also making advancements of $2,231 per month to Gerald Coyne, a son of J. Stanley Coyne, to be used as mortgage payments on his home. The total amount of such advancements as of October 31, 1999 was $113,000. These advancements will continue for thirty years or until the death of Gerald Coyne and his wife. All advancements to Susan Whitney and Gerald Coyne will be repaid, with interest at 9.5%, to the Company from such person's share of The J. Stanley Coyne Inter Vivos Irrevocable Trust.

     The Company acquired certain residential property in central New York in 1995 at a cost of $320,000 for use by Thomas M. Coyne, Chairman of the Board, President of the Company and Chief Executive Officer. Mr. Coyne paid the down payment of $75,000 and the Company assumed a mortgage of $245,000 payable at $2,900 per month for ten years. The mortgage bears interest at 7.5%. The Company made mortgage payments of $34,898 during fiscal 1999. The balance of the mortgage at October 31, 1999 was $170,045. Thomas M. Coyne has an option to acquire this property any time for the unpaid balance of the mortgage, but in no event less than $100,000.

     The Company has an uncollateralized outstanding note receivable from Thomas
M. Coyne in the amount of $325,000. The note bears interest at 10% and matures in 2007. In addition the Company has advancements to Thomas M. Coyne of approximately $111,000 at October 31, 1999. These advancements bear interest at 9.5% and are payable at $2,000 per month.

Professional Services

     Raymond T. Ryan, a director of the Company, is an employee of The Outaouais Group, Inc., a consulting firm, which provides various tax and financial services to the Company. The Company paid fees of $59,283 to The Outaouais Group, Inc. for various services during fiscal 1999.

     David P. O'Hara, a director and Assistant Secretary of the Company and Alexander Pobedinsky, General Counsel and Secretary of the Company, were partners with the law firm of O'Hara, Hanlon, Knych & Pobedinsky, LLP, which provided legal services for the Company. The Company paid fees of $508,005 to O'Hara, Hanlon, Knych & Pobedinsky, LLP for various services during fiscal 1999. Mr. Pobedinsky was a principal in the law firm of Alexander Pobedinsky, LLC.
The Company paid fees of $117,860 to Pobedinsky, LLC for various services during fiscal 1999.

     Thomas C. Crowley, Director, Executive Vice President and Chief Operating Officer of the Company performed consulting services in 1999 prior to becoming an employee of the Company. The Company paid fees of $16,650 for such services.

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

                    Report of PricewaterhouseCoopers LLP
                    Consolidated Balance Sheets as of October 31, 1999 and 1998 Consolidated Statements of Operations and Retained Earnings
                         (Deficit) for the years ended October 31, 1999, 1998 and 1997
                    Consolidated Statements of Cash Flows for the years ended
                         October 31, 1999, 1998 and 1997
                    Notes to Consolidated Financial Statements

               2.   List of Financial Statement Schedules.  Not applicable.

               3.   List of Exhibits filed pursuant to Item 601 of Regulation S-
K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K:

  Exhibit No.                   Description
--------------      -------------------------------------------------

(a)  Exhibits

          3.1 First Amendment to Amended and Restated Financing and Security Agreement

          3.2 Second Amendment to Amended and Restated Financing and Security Agreement

         27.1       Financial Data Schedule

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COYNE INTERNATIONAL ENTERPRISES CORP.

Date: January 28, 2000             By:/s/ Thomas M. Coyne
                                      -------------------------------------
                                      Thomas M. Coyne
                                      Chairman of the Board, President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

      Signature                        Capacity                                     Date
------------------------      -------------------------------------        ------------------------
/s/ Thomas M. Coyne           Chairman of the Board, President             January 28, 2000
------------------------      and Chief Executive Officer
Thomas M. Coyne               (Principal Executive Officer)

/s/ Thomas C. Crowley         Director, Executive Vice President and       January 28, 2000
------------------------      Chief Operating Officer
Thomas C. Crowley

/s/ Thomas E. Krebbeks        Vice President, Chief Financial              January 28, 2000
------------------------      Officer and Treasurer (Principal
Thomas E. Krebbeks            Financial and Accounting Officer)

/s/ Alexander Robedinsky      Vice President, Secretary and                January 28, 2000
------------------------      General Counsel
Alexander Robedinsky

/s/ William D. Matthews       Director                                     January 28, 2000
-------------------------
William D. Matthews

/s/ Wallace J. McDonald       Director                                     January 28, 2000
-------------------------
Wallace J. McDonald

/s/ David P. O'Hara           Director and Assistant Secretary             January 28, 2000
-------------------------
David P. O'Hara

/s/ Raymond T. Ryan           Director and Assistant Treasurer             January 28, 2000
-------------------------
Raymond T. Ryan

/s/ J. Patrick Barrett        Director                                     January 28, 2000
-------------------------
J. Patrick Barrett

/s/ David S. Evans            Director                                     January 28, 2000
-------------------------
David S. Evans

Coyne International Enterprises Corp.
and Subsidiaries

Consolidated Financial Statements

October 31, 1999 and 1998

                                                                            Page

Opinion of Independent Certified Public Accountants.....................     F-2

Financial Statements:

    Consolidated Balance Sheets,
       October 31, 1999 and 1998........................................ F-3-F-4

    Consolidated Statements of Operations and Retained Earnings
       (Deficit), For the Years Ended October 31, 1999, 1998
       and 1997.........................................................     F-5

    Consolidated Statements of Cash Flows,
       For the Years Ended October 31, 1999, 1998, and 1997.............     F-6

    Notes to Consolidated Financial Statements..........................F-7-F-17

                         Independent Auditors' Report




The Board of Directors
Coyne International Enterprises Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings (deficit) and of cash flows present fairly, in all material respects, the financial position of Coyne International Enterprises Corp. and its subsidiaries ("Company") at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




December 17, 1999, except as to
certain information contained in
Note 5 as to which the date is
January 27, 2000

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheet
October 31, 1999 and 1998
--------------------------------------------------------------------------------

Assets                                                                1999               1998
Current assets:
    Cash and cash equivalents                                     $    213,407        $  1,073,496
    Receivables, principally trade                                  16,768,958          14,213,035
    Inventories                                                      7,371,395           6,846,393
    Uniforms and other rental items in service, net                 27,838,084          28,337,302
    Prepaid expense and other assets                                   796,094             931,978
                                                                  ------------        ------------

        Total current assets                                        52,987,938          51,402,204

Property, plant and equipment, net                                  46,553,709          43,934,590
Purchased routes and acquisition intangibles, net                   17,062,547          16,306,920
Deferred financing cost, net                                         2,606,593           2,871,172
Deferred income taxes                                                2,190,000           2,435,000
Other assets                                                           444,795             417,553
                                                                  ------------        ------------

                                                                  $121,845,582        $117,367,439
                                                                  ============        ============

  The accompanying notes are an integral part of the consolidated financial statements. (Continued)

Coyne International Enterprises Corp. and Subsidiaries

October 31, 1999 and 1998
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity (Deficit)                                             1999                1998
Current liabilities:
    Current maturities of capital lease and other loan obligations                    $  3,214,908         $  2,380,406
    Accounts payable                                                                     5,378,142            7,005,212
    Accrued expenses:
      Salaries and employee benefits                                                     5,297,557            5,195,374
      Other                                                                              8,970,850            9,385,038
    Deferred income taxes                                                               10,000,000           10,370,000
                                                                                      ------------         ------------
        Total current liabilities                                                       32,861,457           34,336,030

Long-term obligations:
    Capital lease and other loan obligations,
      net of current maturities                                                         19,332,429           11,157,247
    Senior subordinated notes                                                           75,000,000           75,000,000
    Other liabilities                                                                    3,083,508            3,951,145
                                                                                      ------------         ------------
        Total liabilities                                                              130,277,394          124,444,422
                                                                                      ------------         ------------

Shareholders' equity (deficit):
    Preferred stock - 5% non-cumulative, non-voting, callable at par:
      Class A - $100 par value; authorized 30,000;
        issued and outstanding 23,107 in 1999 and 1998                                   2,310,700            2,310,700
      Class B - $500 par value; authorized 5,000;
        issued 4,991 and outstanding 2,991 in 1999 and 1998                              2,495,500            2,495,500
    Common stock - $.01 par value:
      Class A - voting; authorized 100,000;
        issued and outstanding 2,923 in 1999 and 1998                                           29                   29
      Class B - non-voting, authorized 99,000;
        issued and outstanding 74,030 in 1999 and 1998                                         740                  740
    Additional paid-in capital                                                             849,512              849,512
    Retained earnings (deficit)                                                        (12,030,088)         (11,078,823)
                                                                                      ------------         ------------
                                                                                        (6,373,607)          (5,422,342)
    Less:
      Cost of 2,000 shares of Class B
        preferred stock held in treasury                                                  (166,667)            (166,667)
      Shareholder receivables                                                           (1,891,538)          (1,487,974)
                                                                                      ------------         ------------
        Total shareholders' equity (deficit)                                            (8,431,812)          (7,076,983)
                                                                                      ------------         ------------

Commitments and contingencies
                                                                                      $121,845,582         $117,367,439
                                                                                      ============         ============

  The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Operations and Retained Earnings (Deficit)
For the Years Ended October 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                                  1999                 1998                1997
Revenue:
    Rental operations                                        $ 135,771,890        $ 128,666,244         $114,671,684
    Direct sales                                                10,439,832           10,070,299            8,263,079
                                                             -------------        -------------         ------------
                                                               146,211,722          138,736,543          122,934,763
                                                             -------------        -------------         ------------
Operating expenses:
    Cost of rental operations                                  103,769,568           98,018,735           86,985,898
    Cost of direct sales                                         6,907,257            7,079,717            5,801,679
    Selling, general and administrative                         25,699,629           23,399,517           19,355,384
                                                             -------------        -------------         ------------
                                                               136,376,454          128,497,969          112,142,961
                                                             -------------        -------------         ------------

        Income from operations                                   9,835,268           10,238,574           10,791,802

Interest expense, including redemption of
    common stock warrants of $17,257,000 in 1998                10,841,533           25,401,922            6,715,224
                                                             -------------        -------------         ------------

        Income (loss) before income
          taxes and extraordinary item                          (1,006,265)         (15,163,348)           4,076,578

Income tax expense (benefit)                                       (55,000)             640,188            2,025,000
                                                             -------------        -------------         ------------

        Income (loss) before extraordinary item                   (951,265)         (15,803,536)           2,051,578

Extraordinary loss on debt retirement,
    net of tax benefit of $365,000                                       -              939,055                    -
                                                             -------------        -------------         ------------

        Net Income (Loss)                                         (951,265)         (16,742,591)           2,051,578

Retained earnings (deficit), beginning of year                 (11,078,823)           5,663,768            3,612,190
                                                             -------------        -------------         ------------

        Retained Earnings (Deficit), End of Year             $ (12,030,088)       $ (11,078,823)        $  5,663,768
                                                             =============        =============         ============

  The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended October 31, 1999 and 1998 and 1997
--------------------------------------------------------------------------------

                                                                    1999           1998             1997
Cash flows from operating activities:
   Net income (loss)                                          $    (951,265)  $  (16,742,591)   $   2,051,578
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
      Depreciation and amortization
        of plant and equipment                                    5,104,274        4,559,183        4,147,655
      Amortization expense                                          701,425          741,618          816,903
      Amortization of deferred financing                            355,249          513,571          324,091
      Extraordinary loss on retirement of debt, net                       -          939,055                -
      Provision for deferred income taxes                          (125,000)        (180,000)       1,595,000
      Changes in operating assets
        and operating liabilities:
         Accounts receivable                                     (2,555,923)      (2,463,969)        (271,471)
         Inventories                                               (525,002)      (1,714,532)        (252,128)
         Uniforms in service                                        499,218       (4,727,551)      (2,808,304)
         Prepaid expenses and other assets                          108,642         (245,407)         778,894
         Accounts payable and other liabilities                  (2,806,713)       4,004,526         (107,932)
                                                              -------------   --------------    -------------
      Net cash (used in)
        provided by operating activities                           (195,095)     (15,316,097)       6,274,286
                                                              -------------   --------------    -------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                     (7,713,393)      (6,618,835)      (1,086,633)
   Acquisition of businesses, net of cash acquired               (1,467,052)        (238,844)      (1,122,101)
                                                              -------------   --------------    -------------
      Net cash used in investing activities                      (9,180,445)      (6,857,679)      (2,208,734)
                                                              -------------   --------------    -------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                            50,558,770      172,310,156      121,565,225
   Payments under long-term borrowings                          (41,549,085)    (143,890,527)    (126,287,871)
   (Decrease) increase in bank overdrafts                                 -       (1,700,982)       1,700,982
   Redemption of common stock warrants                                    -       (1,743,086)               -
   Increase in shareholder receivables                             (403,564)               -                -
   Deferred financing costs incurred                                (90,670)      (3,000,481)        (119,830)
                                                              -------------   --------------    -------------
      Net cash provided by
        (used in) financing activities                            8,515,451       21,975,080       (3,141,494)
                                                              -------------   --------------    -------------

      Net (decrease) increase in cash                              (860,089)        (198,696)         924,058

Cash and cash equivalents:
   Beginning of year                                              1,073,496        1,272,192          348,134
                                                              -------------   --------------    -------------

      End of Year                                             $     213,407   $    1,073,496    $   1,272,192
                                                              =============   ==============    =============

Supplemental disclosure of cash flow information:
   Interest paid, including in 1998 the redemption
     of redeemable common stock warrants                      $   9,758,977   $   20,917,150    $   6,204,883
   Income taxes paid                                                 74,959          201,922          514,144
   Assets acquired under capital lease obligations                        -                -        1,497,313
   Seller financed debt                                                   -          407,984        3,469,893

  The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

     Business Description

     The Company provides a highly specialized service to businesses of all types - from small service companies to major corporations that employ thousands of people. The Company designs and implements corporate identity uniform programs for its customers in connection with renting or selling its uniform services and other accessories to customers throughout the eastern United States. In addition, the Company manufactures shop towels which are sold throughout the United States.

     Principles of Consolidation and Revenue Recognition

     The consolidated financial statements include the accounts of Coyne International Enterprises Corp. and its wholly-owned Subsidiaries (the Company). All intercompany accounts have been eliminated. The Company recognizes rental revenues when the services are performed and direct sales are recognized when products are shipped to customers.

     Fiscal Year

     The Company uses a fifty-two/fifty-three week fiscal year ending on the last Saturday in October. Accordingly, the financial statements are for the 52 weeks ended October 30, 1999 and the 53 weeks ended October 31, 1998 and the 52 weeks ended October 25, 1997. For convenience, the dating of the accompanying financial statements, and notes herein, have been labeled as of and for the years ended October 31, 1999, 1998 and 1997 rather than the actual fiscal year end dates.

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

     Inventories

     Inventories primarily represent new garments which are valued at the lower of average cost or market.

     Uniforms and Other Rental Items In Service

     Rental garments, mats and towels in service are carried at cost and amortized on a straight-line basis over their estimated income-producing lives, ranging principally from 10 to 60 months.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     Deferred Financing Costs

     Deferred financing costs incurred in obtaining long-term debt are stated at cost less accumulated amortization. Amortization of deferred financing costs is provided using the effective interest write-off method over the term of the obligation and approximated $355,000, $513,000, and $324,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

     Other Liabilities

     The Company, under certain insurance programs, retains portions of expected losses primarily relating to workers' compensation and employees' medical insurance. A provision for claims under the self-insured program is recorded based upon the Company's estimate, after consultation with insurance advisors, of the aggregate liability for claims incurred.

     Fair Value of Financial Instruments

     The carrying amount of cash, accounts receivable and trade accounts payable approximates fair value because of the short maturity of these instruments. The fair value of the Company's senior subordinated notes as of October 31, 1999 was approximately $67,500,000. The fair value of the Company's other long-term obligations approximated their carrying value at October 31, 1999.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.     Summary of Significant Accounting Policies (Continued)

       Income Taxes

       The Company and its subsidiaries file a consolidated federal income tax return, and where required state tax returns. Provisions for deferred taxes are recognized based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

       Reclassification

       Certain amounts have been reclassified to conform with 1999 presentation.


2.     Acquisitions

       During 1999, the Company acquired certain assets of industrial laundries in transactions accounted for as purchase transactions. The aggregate cash purchase price of $1,588,000 was allocated to rental garments ($132,000), covenants not to compete ($517,000) and purchased routes ($939,000).

       During 1998, the Company acquired certain assets of an industrial laundry company in a transaction accounted for as a purchase. The aggregate purchase price of $581,000 was allocated to accounts receivable ($23,000), rental garments ($50,000), equipment ($75,000), covenants not to compete ($250,000), and purchased routes ($183,000).


3.     Property, Plant and Equipment

       Property, plant and equipment includes:


                                                                             1999               1998
       Land                                                             $  2,467,218       $  2,468,218
       Buildings and improvements                                         39,953,310         39,260,467
       Machinery and equipment                                            39,878,736         35,837,929
       Vehicles                                                           10,419,800          8,551,646
       Construction in process                                             3,133,970          2,114,421
                                                                        ------------       ------------
                                                                          95,853,034         88,232,681
       Less: Accumulated depreciation and amortization                   (49,299,325)       (44,298,091)
                                                                        ------------       ------------
                                                                        $ 46,553,709       $ 43,934,590
                                                                        ============       ============

       Assets under capital leases consist primarily of machinery and equipment and have an aggregate historical cost and accumulated depreciation of approximately $7,944,000 and $3,101,000 at October 31, 1999 and $7,944,000 and $2,028,000 at October 31, 1998, respectively. Amortization expense on capital leases was approximately $1,073,400, $1,504,000 and $1,469,000 in 1999, 1998 and 1997, respectively.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.     Purchased Routes and Acquisition Intangibles

       The following summarizes the individual components of purchased routes and acquisition intangibles at October 31:

                                                   1999           1998
       Goodwill                                $   764,310     $   764,310
       Purchased routes                         21,140,792      20,201,662
       Covenants not to compete                  1,953,844       1,436,854
                                               -----------     -----------
                                                23,858,946      22,402,826
       Less: Accumulated amortization           (6,796,399)     (6,095,906)
                                               -----------     -----------
                                               $17,062,547     $16,306,920
                                               -----------     -----------

       Amortization expense for purchased routes and acquisition intangibles aggregated $701,000, $742,000 and $816,000 for the years ended October 31, 1999, 1998 and 1997, respectively.



5.     Long-Term Obligations

       As of October 31, long-term obligations consist of the following:

                                                                                       1999               1998
       (a)   Bank of America revolver, interest payable monthly
               at variable interest rates, ranging from prime plus               $     7,139,412   $      1,481,000
               .375% to LIBOR plus 2.25%, in 1999 and 1998
             Bank of America capital expenditure facility, interest payable monthly at variable interest rates, ranging
               from prime plus .625% to LIBOR plus 2.5%, in 1999                       3,877,571                  -
             Bank of America acquisition facility, interest payable
               monthly at variable interest rates, ranging from                        1,801,670                  -
               prime plus .625% to LIBOR plus 2.5%, in 1999
             Capital lease obligations payable in monthly instalments with interest at rates ranging from 6.7% to 9.5%,
               payable through 2003                                                    4,504,919          5,750,655
             Industrial Development Revenue Bonds payable in
               instalments with interest variable (10% at monthly
               October 31, 1999) through 2005                                          2,488,188          2,742,469
             Other debt obligations payable in monthly instalments
               with interest, at rates ranging from 6% to 10.3%,
               payable through 2005                                                    2,735,577          3,563,529
                                                                                 ---------------   ----------------
                                                                                      22,547,337         13,537,653
             Less: Current maturities                                                 (3,214,908)        (2,380,406)
                                                                                 ===============   ================
                                                                                 $    19,332,429   $     11,157,247
                                                                                 ===============   ================

       (b) Senior subordinated notes due June 1, 2008. Interest only
               payable semi-annually June 1 and December 1 at 11.25%             $    75,000,000   $     75,000,000
                                                                                 ===============   ================

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.   Long-Term Obligations (Continued)

     The prime rate at October 31, 1999 and 1998 was 8.25% and 8.0%, respectively. LIBOR was 6.375% at October 31, 1999. Accrued expense, in the accompanying balance sheets, includes accrued interest of approximately $3,903,000 and $3,175,000 at October 31, 1999 and 1998, respectively.

     (a) The Company's existing credit facility (the "Agreement") led by Bank of America was amended in connection with the Senior Subordinated Debt offering in June 1998. Under this agreement a revolving credit facility is available to the Company through November 1, 2003, extending automatically for successive periods of one year each, at the discretion of the Bank, but in no event later than November 1, 2008. Advances under the revolver bear interest, at the Company's option at either, (i) the Bank of America's prime rate plus .375% or
          (ii) the London Interbank Offered Rate ("Rate") plus 2.25%. Collateral pledged under the agreement includes all inventory, uniforms in service and accounts receivable. Maximum available credit is computed based on eligible accounts receivable, inventory, and uniforms in service, as defined, and may not to exceed $25,000,000. The Company is required to maintain a minimum available balance under the revolving credit facility of $1,000,000. As of October 31, 1999, the Company has approximately $13,973,000 available under its credit facility.

          The terms of the agreement include various covenants, which provide, among other things, for the maintenance of certain minimum levels of cash flow and limitations on leverage and capital expenditures at defined measurement dates. The Company was not in compliance with certain of these covenants as of October 31, 1999 for which the Company has received a waiver. In addition, the Company obtained an amendment of certain covenants for its loan agreement and believes it will be in compliance with such covenants at other fiscal 2000 measurement dates.

          In addition, the Agreement includes a material adverse change clause which permits the financial institution to call its debt in the event of a material adverse change in the business. Management does not anticipate any such adverse changes in the next twelve months, however, there can be no assurances.

          The Agreement also provides for an acquisition facility of up to $10,000,000, of which $1,801,670 is outstanding at October 31, 1999.
          No borrowings were outstanding at October 31, 1998. Interest is payable on the acquisition facility during the first year of an advance; thereafter principal will be payable in 12 quarterly payments. In the event of termination of the revolving credit facility all unpaid balances will become due.

          The Agreement also provides for a capital expenditure facility of up to $20,000,000, of which $3,877,571 is outstanding at October 31, 1999. No borrowings were outstanding at October 31, 1998. Interest is payable on the capital expenditure facility through July 2000. Thereafter, principal will be payable in 20 quarterly payments; provided that all advances will come due upon termination of the revolving credit facility.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.     Long-Term Obligations (Continued)

            Advances under the acquisition and capital expenditure facility bear interest, at the Company's option at either, (i) the Bank of America prime rate plus .625% or (ii) LIBOR plus 2.5%. In addition, under the terms of the Agreement the Company shall be required to make annual mandatory prepayments in an amount equal to the lesser of (i) $2,000,000 or (ii) 35% of the Company's excess cash flow to be applied to reduce the acquisition and capital expenditure loans. A mandatory prepayment is not required in fiscal 2000 based upon financial results for the year ended October 31, 1999.

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

            In connection with the retirement of debt obligations discussed above, the Company recognized an extraordinary charge of $939,055, net of a $365,000 income tax benefit, for the write-off of related deferred financing and unamortized issue discounts.

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

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.     Long-Term Obligations (Continued)

          At October 31, 1999, payments due on all debt obligations for each of the next five years and thereafter are as follows:


                                  Long-Term       Capital Lease       Total
                                     Debt          Obligations     Obligations
       2000                      $ 1,878,955       $1,335,953      $ 3,214,908
       2001                        2,222,438        1,164,959        3,387,397
       2002                        2,032,011        1,174,085        3,206,096
       2003                        8,200,221          829,922        9,030,143
       2004                        1,087,311                -        1,087,311
       2005 and thereafter        77,621,482                -       77,621,482
                                 -----------       ----------      -----------
                                 $93,042,418       $4,504,919      $97,547,337
                                 ===========       ==========      ===========


6.     Income Taxes

       The components of income tax expense (benefit) for the years ended October 31, were as follows:


                                               1999        1998        1997
       Current:
          Federal                           $       -    $ 265,000  $   245,000
          State                                70,000      190,000      185,000
                                            ---------    ---------  -----------
                                               70,000      455,000      430,000
       Deferred                              (125,000)     185,188    1,595,000
                                            ---------    ---------  -----------
             Income tax expense (benefit)   $ (55,000)   $ 640,188  $ 2,025,000
                                            =========    =========  ===========


       The Company has a net operating loss and alternative minimum tax (AMT) credit carryforwards for income tax purposes of approximately $8,225,000 and $1,860,000, respectively. The net operating loss carryforward expires in 2019 and the AMT credit is available indefinitely. Realization of the deferred income tax assets relating to these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon results of operations or through the reversal of future taxable income, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.     Income Taxes (Continued)

       A reconciliation of the federal statutory income tax rate and the Company's effective income tax rate is as follows:

                                                 1999        1998        1997
       Statutory tax rate (recoverable)         (34.0)%     (34.0)%     34.0%
       State taxes, net of federal benefit        3.8          .6        7.3
       Non-deductible items                      29.5        36.0        6.2
       Other                                     (4.8)        1.6        2.2
                                               ------      ------      -----
                                                 (5.5)%       4.2 %     49.7%
                                               ------      ------      -----

       Non-deductible items include nondeductible amortization of certain purchased routes and other intangibles, and meals and entertainment expenses.

       The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at October 31, were as follows:

                                                                        1999              1998
       Current:
          Rental garments in service                               $ (10,786,000)     $ (10,892,000)
          Inventory                                                       28,000             28,000
          Accrued expenses                                               758,000            494,000
                                                                   -------------      -------------
            Current deferred tax liability                           (10,000,000)       (10,370,000)
                                                                   -------------      -------------

       Non-current:
          Fixed assets                                                (4,074,477)        (3,017,000)
          Other liabilities                                            1,118,728          1,232,000
          Alternative minimum tax credit carryforward                  1,860,000          1,825,000
          Net operating loss carryforward                              3,285,749          2,395,000
                                                                   -------------      -------------
            Non-current deferred tax asset                             2,190,000          2,435,000
                                                                   -------------      -------------
            Net deferred tax liability                             $  (7,810,000)     $  (7,935,000)
                                                                   =============      =============

7.     Commitments and Contingencies

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

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.     Operating Leases

       The Company has noncancellable operating lease commitments for certain operating facilities, transportation, manufacturing and office equipment, which expire at various dates. Rent expense under operating leases approximated $1,969,000, $2,476,000 and $2,649,000 during 1998, 1997 and
       1996, respectively. Minimum annual rental commitments at October 31, 1999 are as follows:

           2000                                           $1,215,096
           2001                                              871,912
           2002                                              189,390
           2003                                              133,054
           2004                                               35,318
           Thereafter                                          4,829
                                                          ----------
               Total minimum lease payments               $2,449,599
                                                          ----------



9.     Pension Plans

       All full-time nonunion and certain union employees are eligible to participate in the Company's 401(k) plan after one year of service. The Company matches a portion of the employees' salary reduction contributions and contributes a base contribution of 3% to 4% of eligible participant compensation. The Company contributions under the 401(k) plan, which vest over a seven-year employment period, were approximately $719,000, $637,000 and $680,000 in 1999, 1998 and 1997, respectively.
       Certain employees of the Company are covered by union sponsored, collectively bargained, multi-employer pension plans (Union Plans). The Company charged to expense $1,430,000, $1,176,000 and $1,150,000 in 1999,
       1998 and 1997, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

       The Company maintains a defined benefit plan for certain employees at one of its plants. The most recent valuation stated an accumulated plan benefit obligation of approximately $563,000 and plan assets with a fair market value of approximately $1,037,000.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.    Related Party Transactions

       The Company has guaranteed an obligation of J. Stanley Coyne, a principal shareholder of the Company, under a promissory note payable in 2002. At October 31, 1999, the outstanding guaranteed obligation, including interest, approximates $1,988,000.

       At the Company's discretion, the Company has made salary payments totaling $100,000 per year to each of J. Stanley Coyne, a principal shareholder of the Company, and Gerald Coyne, a son of J. Stanley Coyne, including payments of such amounts in each of the last three fiscal years. In addition, at the Company's discretion it has paid certain medical and personal expenses of J. Stanley Coyne aggregating approximately $93,000, $112,000 and $93,000 during the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

       Included in shareholder receivables is an outstanding note receivable from its principal shareholder in the amount of $1,256,250. This note bears interest at the Applicable Federal Rate as defined by the Internal Revenue Service, 6.3% at October 31, 1999. Interest income on the note was not recognized in fiscal 1999 and 1998. The total amount due as of October 31, 1999 approximates $1,497,000.

       Included in shareholder receivables at October 31, 1999 and 1998 are a note receivable and outstanding advancements, of approximately $434,000 and $111,000, respectively. These monies are due from Thomas M. Coyne, Chairman of the Board and President of the Company. The note receivable and advances are uncollateralized. Interest on the note accrues at 10% and is payable annually. The note matures August 31, 2007.

       As of October 31, 1999 and 1998 there is approximately $193,000 and $120,000 of interest bearing loans receivable from certain related family members as a result of monthly cash advances. Interest income on these notes was not recognized in 1999 and 1998. The advances are unsecured and bear interest at 9.5% per annum. The advances have no defined repayment terms, but they will be repaid to the Company from the family members' share of the J. Stanley Coyne estate.

       The Company acquired certain residential property in central New York in 1995 at a cost of $320,000. Thomas M. Coyne, President of the Company, paid the down payment of $75,000 and the Company assumed a mortgage of $245,000 payable at $2,900 per month for ten years. The mortgage bears interest at 7.5%. Thomas M. Coyne has an option to acquire this property any time for the unpaid balance of the mortgage, but in no event less than $100,000.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


11.    Summarized Financial Information of Certain Subsidiaries

       The following table presents summarized financial information for the following wholly-owned subsidiaries of Coyne International Enterprises
       Corp.: Blue Ridge Textile Manufacturing, Inc., Ohio Garment Rental, Inc. and Midway-CTS Buffalo, Ltd. on a combined basis at October 31, or for the year then ended:


                                                  October 31,
                                          ----------------------------
                                            1999              1998
       Balance sheets:
          Current assets                  $6,376,826        $5,934,000
          Noncurrent assets                3,815,243         3,317,000
          Current liabilities              3,419,888         2,702,000
          Noncurrent liabilities             175,000           182,000

                                                                             Year Ended October 31,
                                                                 -------------------------------------------------
                                                                    1999               1998               1997
       Statement of operations:
          Revenues                                               $16,654,447        $17,080,000        $15,300,000
          Operating expenses                                      15,330,667         15,482,000         14,021,000
          Operating income                                         1,323,780          1,598,000          1,279,000
          Income (loss) before extraordinary loss and
             cumulative effect of accounting changes                 329,993         (1,365,000)           347,000
          Net income (loss)                                          329,993         (1,365,000)           347,000

       The Company has not provided separate financial statements and other disclosures for its wholly-owned subsidiaries because management has determined that such information is not material to investors.

                                 EXHIBIT INDEX

3.1         First Amendment to Amended and Restated Financing and Security
            Agreement

3.2         Second Amendment to Amended and Restated Financing and Security
            Agreement

27.1        Financial Data Schedule