Form 10-Q
period 2000-01-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2000-03-14
CIK 1066242

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended January 31, 2000

                                      or

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

________________________________________________________________________________
     (Exact name of Registrants as specified in their respective charters)

           New York                                  16-6040758
            Georgia                                  58-2018333
             Ohio                                    34-1261376


_____________________________________________  _________________________________
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

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I.  Financial Information:

Item 1.  Financial Statements

         Consolidated Balance Sheets ..............................................................     3

         Unaudited Consolidated Statements of Operations and Retained Earnings (Deficit)...........     5

         Unaudited Consolidated Statements of Cash Flows...........................................     6

         Notes to Unaudited Consolidated Financial Statements......................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition...............................     9

         Liquidity and Capital Resources...........................................................     9

         Results of Operations for the First Quarter of Fiscal 2000 Compared to
          the First Quarter of Fiscal 1999.........................................................    10

         Information Systems; Year 2000............................................................    10


PART II. Other Information

         Signatures................................................................................    11

PART I.  Financial Information

ITEM 1.  Financial Statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets

                                                                          January 31,               October 31,
               ASSETS                                                        2000                      1999
             ----------                                              ----------------------     --------------------
                                                                          (Unaudited)
      Current Assets:
        Cash and cash equivalents                                    $              58,190      $           213,407
        Receivables, principally trade                                          17,781,182               16,768,958
        Inventories                                                              8,693,496                7,371,395
        Uniforms and other rental items in service, net                         27,569,075               27,838,084
        Prepaid expense and other assets                                           646,307                  796,094
                                                                     ----------------------     --------------------

               Total current assets                                             54,748,250               52,987,938


      Property, plant and equipment, net                                        46,595,674               46,553,709
      Purchased routes and acquisition intangibles, net                         17,098,694               17,062,547
      Deferred financing cost, net                                               2,517,780                2,606,593
      Deferred income taxes                                                      2,149,000                2,190,000
      Other assets                                                                 445,202                  444,795
                                                                     ----------------------     --------------------








      Total assets                                                   $         123,554,600      $       121,845,582
                                                                     ======================     ====================

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

                                                                                         January 31,            October 31,
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                         2000                    1999
                     ----------------------------------------------                  --------------------   ---------------------
                                                                                         (Unaudited)
      Current Liabilities:
        Current maturities of long-term debt                                         $         3,445,440    $          3,214,908
        Accounts payable                                                                       5,391,664               5,378,142
        Accrued expenses:
          Salaries and employee benefits                                                       4,995,714               5,297,557
          Other                                                                                7,649,987               8,970,850
        Deferred income taxes                                                                 10,000,000              10,000,000
                                                                                     --------------------   ---------------------

               Total current liabilities                                                      31,482,805              32,861,457

      Long-term debt obligations:
        Long-term debt, net of current maturities                                             22,544,299              19,332,429
        Senior subordinated notes                                                             75,000,000              75,000,000
        Other liabilities                                                                      2,980,125               3,083,507
                                                                                     --------------------   ---------------------

               Total liabilities                                                             132,007,229             130,277,393
                                                                                     --------------------   ---------------------

      Shareholders' equity (deficit):
        Preferred stock - 5% non-cumulative, non-voting, callable at par:
          Class A - $100 par value; authorized 30,000; issued and
                   outstanding 23,107                                                          2,310,700               2,310,700
          Class B - $500 par value; authorized 5,000; issued 4,991,
                   outstanding 2,991                                                           2,495,500               2,495,500
        Common stock - $.01 par value:
          Class A - voting; authorized 100,000 shares, issued
                   and outstanding 2923                                                               29                      29
          Class B - non-voting; authorized 99,000; issued and
                   outstanding 74,030                                                                740                     740
        Additional paid-in capital                                                               849,512                 849,512
        Retained earnings (deficit)                                                          (12,035,707)            (12,030,087)
                                                                                     --------------------   ---------------------

                                                                                              (6,379,226)             (6,373,606)
        Less:
          Cost of 2,000 shares of Class B preferred stock
               held in treasury                                                                 (166,667)               (166,667)
          Shareholder receivable                                                              (1,906,736)             (1,891,538)
                                                                                     --------------------   ---------------------

               Total shareholders' equity (deficit)                                           (8,452,629)             (8,431,811)
                                                                                     --------------------   ---------------------
      Commitments and contingencies

      Total liabilities                                                              $       123,554,600    $        121,845,582
                                                                                     ====================   =====================

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements Of Operations And Retained Earnings (Deficit) For the Three Months Ended January 31,

                                                                        2000                   1999
                                                                --------------------  ----------------------
                                                                                (Unaudited)
Revenue:
   Net rentals                                                  $        34,789,711   $          33,652,497
   Net sales                                                              2,349,296               2,398,965
                                                                --------------------  ----------------------
                                                                         37,139,007              36,051,462
                                                                --------------------  ----------------------

Operating expenses:
   Cost of rentals                                                       26,578,494              25,716,729
   Cost of sales                                                          1,576,042               1,561,516
   Selling, general and administrative                                    6,046,778               6,237,545
                                                                --------------------  ----------------------
                                                                         34,201,314              33,515,790
                                                                --------------------  ----------------------

     Income from operations                                               2,937,693               2,535,672

Interest expense                                                          2,793,313               2,578,612
                                                                --------------------  ----------------------

     Income (loss) before income taxes                                      144,380                 (42,940)

Income tax provision                                                        150,000                  86,000
                                                                --------------------  ----------------------

     NET LOSS                                                                (5,620)               (128,940)

Retained deficit, beginning of the year                                 (12,030,087)            (11,078,823)
                                                                --------------------  ----------------------

RETAINED DEFICIT, END OF PERIOD                                 $       (12,035,707)  $         (11,207,763)
                                                                ====================  ======================

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Cash Flows
For the Three Months Ended January 31,

                                                                                     2000                     1999
                                                                              -------------------      -------------------
Cash flows from operating activities:
   Net loss                                                                   $           (5,620)      $         (128,941)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation of plant and equipment                                            1,350,314                1,247,003
        Amortization of acquisition intangibles                                          185,791                  169,996
        Amortization of deferred financing                                                88,813                   88,812
        Provision for deferred income taxes                                               41,000                  (46,000)
        Changes in operating assets and operating liabilities:
             Accounts receivable                                                      (1,012,224)              (1,150,023)
             Inventories                                                              (1,322,101)                (455,202)
             Uniforms in service                                                         269,009                  872,264
             Prepaid expenses and other assets                                           149,380                  297,175
             Accounts payable and other liabilities                                   (1,712,567)              (4,644,243)
                                                                              -------------------      -------------------
        Net cash used in operating activities                                         (1,968,205)              (3,749,157)
                                                                              -------------------      -------------------

Cash flows used in investing activities:
   Purchases of property, plant and equipment                                         (1,392,279)              (1,619,600)
   Acquisition of business, net of cash acquired                                        (221,939)
                                                                              -------------------      -------------------
        Net cash used in investing activities                                         (1,614,217)              (1,619,600)
                                                                              -------------------      -------------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                                 13,770,643               10,150,000
   Payments under long-term debt obligations                                         (10,328,240)              (4,583,273)
   Increase in shareholder receivable                                                    (15,198)
   Deferred financing costs incurred                                                           0                   (2,232)
                                                                              -------------------      -------------------
        Net cash provided by financing activities                                      3,427,205                5,564,495
                                                                              -------------------      -------------------
        Net (decrease) increase in cash                                                 (155,217)                (195,738)

Cash and cash equivalents:
   Beginning of the period                                                               213,407                1,073,496
                                                                              -------------------      -------------------
   End of the period                                                          $           58,190       $        1,268,234
                                                                              ===================      ===================


Supplemental disclosure of cash flow information:
   Interest paid                                                              $        4,786,959       $        4,008,488
   Income taxes paid (refunded)                                                           11,734                   (4,700)

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)




Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Operating results for the three-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000.


Note B - Income Taxes

The Company's effective tax rate differs from the federal statutory rate of 34% due to state taxes and certain expenses that are not deductible for tax purposes. These include the amortization of certain intangible assets and the non-deductible portion of certain meals and entertainment expenses.


Note C - Reclassification

Certain amounts have been reclassified to conform with the fiscal 2000 presentation.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)




Note D - Summarized Financial Information for Subsidiaries

The following table presents financial information for the wholly-owned subsidiaries of Coyne International Enterprises: Blue Ridge Textile Manufacturing, Inc. and Ohio Garment Rental, Inc., on a combined basis:

                                   January 31,   October 31,
                                      2000           1999
                                   (Unaudited)
Balance sheets:
      Current assets               $ 5,434,646   $ 6,376,826
      Noncurrent assets              3,745,719     3,815,243
      Current liabilities            2,611,315     3,419,888
      Noncurrent liabilities           175,000       175,000


                                        Three Months Ended
                                            January 31,
                                   -----------------------------
                                       2000           1999
                                           (Unaudited)
Statement of operations:
      Revenues                     $  3,851,576     $ 4,004,816
      Operating expenses              3,704,066       3,610,742
      Operating income                  147,510         394,074
      Net income (loss)                 (17,943)        123,631

The Company has not provided separate financial statements and other disclosures for its wholly-owned subsidiaries because management has determined that such information is not material to investors.

ITEM 2.  Management's Discussion and Analysis of the Financial Condition


Coyne International Enterprises Corp. and Subsidiaries

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

Cash used in operating activities of $2.0 million and $3.75 million for the three months ended January 31, 2000 and 1999, respectively, results from higher levels of inventory and accounts receivable, due largely to growth in rental revenue.

The Company's working capital was $23.3 million at January 31, 2000 as compared to $20.1 million at October 31, 1999. The increase in working capital of $3.2 million reflects a decrease in current liabilities through utilization of the Company's revolving credit facility.

As of the end of January 2000, the Company had approximately $10.5 million available under its revolving credit line and up to an additional $24.5 million available under bank credit facilities for capital expenditures and acquisitions. Management believes that its operations and bank credit facilities will provide sufficient cash to meet the requirements for operations, acquisitions and capital expenditure for the next twelve months.

Cash used in investing activities was $1.6 million for the three months ended January 31, 2000 and 1999. In fiscal 2000, these expenditures consist primarily of investments in new information systems, route trucks and route acquisitions. The Company anticipates that capital expenditures will be approximately $4.0 million for fiscal 2000, compared with $7.7 million in fiscal 1999.

Coyne International Enterprises Corp. and Subsidiaries


Results of Operations for the First Quarter of Fiscal 2000 Compared to the First Quarter of Fiscal 1999

Revenues increased 3.0% to $37.1 million in the first quarter of fiscal 2000 from $36.0 million in the first quarter of fiscal 1999. This increase is attributable to new rental business written and increases in revenue at existing accounts.

Cost of rental operations increased $862 thousand to $26.6 million in the first quarter of 2000 from $25.7 million in the first quarter of 1999. As a percent of rental revenue, cost of rentals remained unchanged at 76.4% in both quarters.

Selling, general and administrative expenses decreased 3.1% to $6.0 million in the first quarter of fiscal 2000 from $6.23 million in the first quarter of 1999. This decrease is attributable primarily to lower selling expense in the first quarter of 2000 as a result head count adjustments.

Income from operations increased 16% to $2.9 million in the first quarter of 2000 from $2.5 million in the same period last year.

Interest expense increased 8% to $2.8 million in for the first quarter of 2000 from $2.6 million in the first quarter of 1999. This increase is attributable to higher average balances on the Company's bank credit facilities in the first quarter of 2000 compared to the same period last year.

Net loss decreased to approximately $6,000 in the first quarter of 2000 from $129 thousand in the first quarter of 1999. This is primarily attributable to improved operational performance offset by increased interest expense.


Information Systems; Year 2000

In order to enhance the Company's information management capabilities and achieve Year 2000 compliance (Y2K), the Company has implemented new software for Billing, Route Accounting, Accounts Receivable, Purchasing, Accounts Payable and Financial Reporting. The Company's new systems are Y2K compliant and implementation has been completed with no material interruption in customer service or information flow. The Company has used third party application software that is Y2K compliant to replace or upgrade its remaining management information systems, primarily payroll.

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

                                COYNE INTERNATIONAL ENTERPRISES CORP.

Date: March 14, 2000            By: /s/ Thomas E. Krebbeks
                                   ------------------------------------------
                                    Thomas E. Krebbeks
                                    VP of Finance and Chief Financial Officer




                                By: /s/ Thomas C. Crowley
                                   ------------------------------------------
                                   Thomas C. Crowley
                                   Chief Operating Officer