Form 10-Q
period 2000-04-30
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2000-06-13
CIK 1066242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     : QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended April 30, 2000

                                      or

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
                            OHIO GARMENT RENTAL, INC.

--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)


                      New York                       16-6040758
                       Georgia                       58-2018333
                        Ohio                         34-1261376

---------------------------------------  ---------------------------------------
   (State or Other Jurisdiction of         (IRS Employer Identification No.)
    Incorporation or Organization)


140 Cortland Avenue, Syracuse, New York                 13221
---------------------------------------  ---------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

        Registrant's Telephone Number, Including Area Code:  (315) 475-1626
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
YES     : X                      NO


                                                  TABLE OF CONTENTS

                                                                                                                Page
PART I.  Financial Information:                                                                                 ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets ....................................................................3

                  Unaudited Consolidated Statements of Operations and Retained Earnings (Deficit).................5

                  Unaudited Consolidated Statements of Cash Flows.................................................6

                  Notes to Unaudited Consolidated Financial Statements............................................7

Item 2.           Management's Discussion and Analysis of Financial Condition.....................................9

                  Liquidity and Capital Resources.................................................................9

                  Results of Operations for the Second Quarter of Fiscal 2000 Compared to
                        the Second Quarter of Fiscal 1999........................................................10




PART II.          Other Information

                  Signatures.....................................................................................11

PART I.  Financial Information

ITEM 1.  Financial Statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets

                                                                                      April 30,                October 31,
               ASSETS                                                                   2000                      1999
               ----------                                                       ----------------------     --------------------
                                                                                     (Unaudited)
      Current Assets:
        Cash and cash equivalents                                             $               273,891    $             213,407
        Receivables, principally trade                                                     17,327,842               16,768,958
        Inventories                                                                        10,326,609                7,371,395
        Uniforms and other rental items in service, net                                    28,782,019               27,838,084
        Prepaid expense and other assets                                                      392,186                  796,094
                                                                                ----------------------     --------------------

               Total current assets                                                        57,102,547               52,987,938


      Property, plant and equipment, net                                                   45,847,410               46,553,709
      Purchased routes and acquisition intangibles, net                                    16,941,256               17,062,547
      Deferred financing cost, net                                                          2,430,553                2,606,593
      Deferred income taxes                                                                 1,800,000                2,190,000
      Other assets                                                                            459,949                  444,795
                                                                                ----------------------     --------------------






                                                                              $           124,581,715    $         121,845,582
                                                                                ======================     ====================

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

                                                                                          April 30,             October 31,
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                         2000                    1999
                     ----------------------------------------------                 --------------------   ---------------------
                                                                                        (Unaudited)
      Current Liabilities:
        Current maturities of long-term debt                                       $           3,340,501    $          3,214,908
        Accounts payable                                                                       4,411,129               5,378,142
        Accrued expenses:
          Salaries and employee benefits                                                       5,522,496               5,297,557
          Accrued Interest                                                                     3,911,687               3,903,155
          Other                                                                                5,853,642               5,067,695
        Deferred income taxes                                                                  9,765,000              10,000,000
                                                                                     --------------------     -------------------

               Total current liabilities                                                      32,804,455              32,861,457

      Long-term debt obligations:
        Long-term debt, net of current maturities                                             22,512,551              19,332,429
        Senior subordinated notes                                                             75,000,000              75,000,000
        Other liabilities                                                                      2,825,048               3,083,507
                                                                                     --------------------     -------------------

               Total liabilities                                                             133,142,054             130,277,393
                                                                                     --------------------     -------------------

      Shareholders' equity (deficit):
        Preferred stock - 5% non-cumulative, non-voting, callable at par:
          Class A - $100 par value; authorized 30,000; issued and
                    outstanding  23,107                                                        2,310,700               2,310,700
          Class B - $500 par value; authorized 5,000; issued 4,991, outstanding
          2,991                                                                                2,495,500               2,495,500
        Common stock - $.01 par value:
          Class A - voting; authorized 100,000 shares, issued
                   and outstanding 2,923                                                              29                      29
          Class B - non-voting; authorized 99,000; issued and
                   outstanding 74,030                                                                740                     740
        Additional paid-in capital                                                               849,512                 849,512
        Retained earnings (deficit)                                                          (12,138,471)            (12,030,087)
                                                                                     --------------------     -------------------

                                                                                              (6,481,990)             (6,373,606)
        Less:
          Cost of 2,000 shares of Class B preferred stock
               held in treasury                                                                 (166,667)               (166,667)
          Shareholder receivable                                                              (1,911,682)             (1,891,538)
                                                                                     --------------------     -------------------

               Total shareholders' equity (deficit)                                           (8,560,339)             (8,431,811)
                                                                                     --------------------     -------------------

      Commitments and contingencies

                                                                                   $         124,581,715     $       121,845,582
                                                                                     ====================     ===================

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements Of Operations And Retained Earnings (Deficit) For the Periods Ended April 30,

                                                             Three Months Ended                        Six Months Ended
                                                                  April 30,                                April 30,
                                                    --------------------------------------    ------------------------------------
                                                          2000                 1999                2000                1999
                                                    -----------------    -----------------    ----------------    ----------------
                                                                 (Unaudited)                              (Unaudited)
Revenue:
   Net rentals                                    $       35,321,515   $       34,020,597   $      70,111,227   $      67,673,094
   Net sales                                               2,226,473            2,546,540           4,575,769           4,945,505
                                                    -----------------    -----------------    ----------------    ----------------
                                                          37,547,988           36,567,137          74,686,996          72,618,599
                                                    -----------------    -----------------    ----------------    ----------------

Operating expenses:
   Cost of rentals                                        27,018,256           26,313,575          53,595,382          51,987,749
   Cost of sales                                           1,322,079            1,689,261           2,898,121           3,250,777
   Selling, general and administrative                     6,366,562            6,571,994          12,414,709          12,852,094
                                                    -----------------    -----------------    ----------------    ----------------
                                                          34,706,897           34,574,830          68,908,212          68,090,620
                                                    -----------------    -----------------    ----------------    ----------------

     Income from operations                                2,841,091            1,992,307           5,778,784           4,527,979

Interest expense                                           2,870,855            2,620,801           5,664,168           5,199,413
                                                    -----------------    -----------------    ----------------    ----------------


     Income (loss) before income taxes                       (29,764)            (628,494)            114,616            (671,434)

Income tax provision                                          73,000             (172,000)            223,000             (86,000)
                                                    -----------------    -----------------    ----------------    ----------------

     NET LOSS                                               (102,764)            (456,494)           (108,384)           (585,434)

Retained deficit, beginning of the period
                                                         (12,035,707)         (11,207,763)        (12,030,087)        (11,078,823)
                                                    -----------------    -----------------    ----------------    ----------------

     RETAINED DEFICIT, END OF PERIOD              $      (12,138,471)  $      (11,664,257)  $     (12,138,471)   $    (11,664,257)
                                                    =================    =================    ================    ================





See notes to consolidated financial statements

       Coyne International Enterprises Corp. and Subsidiaries

       Consolidated Statements of Cash Flows
       For the Six Months Ended April 30,

                                                                                            2000                     1999
                                                                                     -------------------      -------------------
                                                                                        (Unaudited)              (Unaudited)
       Cash flows from operating activities:
          Net loss                                                                $           (108,384)    $           (585,433)
          Adjustments to reconcile net loss to net
             cash used in operating activities:
               Depreciation of plant and equipment                                           2,700,621                2,491,529
               Amortization of acquisition intangibles                                         372,798                  333,999
               Amortization of deferred financing                                              176,040                  177,624
               Provision for deferred income taxes                                             155,000                   56,000
               Changes in operating assets and operating liabilities:
                    Accounts receivable                                                       (558,884)                (552,656)
                    Inventories                                                             (2,955,214)                (784,055)
                    Uniforms in service                                                       (943,936)                 926,163
                    Prepaid expenses and other assets                                          388,755                  252,825
                    Accounts payable and other liabilities                                     206,055)              (3,597,591)
                                                                                     -------------------      -------------------
               Net cash used in operating activities                                          (979,259)              (1,281,595)
                                                                                     -------------------      -------------------

       Cash flows used in investing activities:
          Purchases of property, plant and equipment                                        (1,994,322)              (4,578,986)
          Acquisition of business, net of cash acquired                                       (251,506)              (1,561,355)
                                                                                     -------------------      -------------------
               Net cash used in investing activities                                        (2,245,828)              (6,140,341)
                                                                                     -------------------      -------------------

       Cash flows from financing activities:
          Proceeds from long-term borrowings                                                21,247,993               22,781,715
          Payments under long-term debt obligations                                        (17,942,278)             (15,759,264)
          Increase in shareholder receivable                                                   (20,144)
          Deferred financing costs incurred                                                                             (50,675)
                                                                                     -------------------      -------------------
               Net cash provided by financing activities                                     3,285,571                6,971,776
                                                                                     -------------------      -------------------
               Net increase (decrease) in cash                                                  60,484                 (450,160)

       Cash and cash equivalents:
          Beginning of the period                                                              213,407                1,073,496
                                                                                     -------------------      -------------------
          End of the period                                                       $            273,891      $           623,336
                                                                                     ===================      ===================


       Supplemental disclosure of cash flow information:
          Interest paid                                                           $          5,479,597      $         4,382,540
          Income taxes paid (refunded)                                                          11,734                 (263,075)

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Operating results for the six-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000.


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

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)



Note D - Summarized Financial Information for Subsidiaries

The following table presents financial information for the wholly-owned subsidiaries of Coyne International Enterprises Corp: Blue Ridge Textile Manufacturing, Inc. and Ohio Garment Rental, Inc., on a combined basis:

                                           April 30,       October 31,
                                             2000              1999
                                          (Unaudited)
Balance sheets:
      Current assets                 $         6,136,228       $6,376,826
      Noncurrent assets                        3,692,341        3,815,243
      Current liabilities                      3,488,774        3,419,888
      Noncurrent liabilities                     159,000          175,000

                                               Three Months Ended                     Six Months Ended
                                                    April 30,                             April 30,
                                       -----------------------------------    ----------------------------------
                                             2000              1999                 2000             1999
                                                  (Unaudited)                            (Unaudited)
Statement of operations:
      Revenues                       $         3,802,272       $4,266,804             7,653,848      $8,271,620
      Operating expenses                       3,509,867        3,879,674             7,213,934       7,490,415
      Operating income                           292,405          387,130               439,914         781,205
      Net income (loss)                           64,508          119,353                46,564         242,985


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

Liquidity and Capital Resources

Cash used in operating activities of approximately $1.0 million and $1.3 million for the six months ended April 30, 2000 and 1999, respectively, results from higher levels of inventory and accounts receivable due largely to growth in rental revenue.

The Company's primary source of liquidity has been borrowings under the revolving credit facilities described below.

The Company's working capital was $24.3 million at April 30, 2000 as compared to $20.1 million at October 31, 1999. The increase in working capital of $4.2 million reflects an increase in inventories and receivables.

At of the end of April 2000, the Company had approximately $11.0 million available under its revolving credit line and up to an additional $24.2 million available under bank credit facilities for capital expenditures and acquisitions. Management believes that its operations and bank credit facilities will provide sufficient cash to meet the requirements for operations, acquisitions and capital expenditure for the next twelve months.

Cash used in investing activities was $2.2 million and $6.1 million for the six months ended April 30, 2000 and 1999 respectively. In fiscal 2000, these expenditures consist primarily of investments in route trucks, information systems and route acquisitions. The Company anticipates that capital expenditures will be approximately $4.0 million for fiscal 2000, compared with $7.7 million in fiscal 1999.

Coyne International Enterprises Corp. and Subsidiaries


Results of Operations for the Second Quarter of Fiscal 2000 Compared to the Second Quarter of Fiscal 1999

Revenues for the quarter of $37.5 million are $1.0 million or 2.7% higher than the same period last year. Year-to-date revenues of $74.7 million are $2.1 million or 2.9% higher than the same period last year. This increase is attributable to new business written and increases in revenue at existing accounts.

Cost of rental operations increased $.7 million to $27.0 million for the second quarter of fiscal 2000 from $26.3 million in the second quarter of fiscal 1999. As a percent of rental revenue, cost of rental operations decreased to 76.5% in 2000 from 77.4% last year. The decrease is primarily due to improved merchandise controls at the plant level. Year-to-date expenses for fiscal years 2000 and 1999 are 76.5% and 76.9% respectively.

Selling, general and administrative expenses decreased 3.2% to $6.4 million in the second quarter of fiscal 2000 from $6.6 million in the second quarter of fiscal 1999. This decrease is primarily a result of lower selling expenses due to a reduction in head count. Year-to-date expenses, as a percent of revenue for fiscal years 2000 and 1999 are 16.7% and 17.7%, respectively.

Income from operations increased 42.6% to $2.8 million in the second quarter of 2000 from $2.0 million in the same period last year. Year-to-date income from operations has increased 27.7% compared to the same period last year.

Interest expense increased 9.6% to $2.9 million in the second quarter of 2000 from $2.6 million in the second quarter of 1999. This increase is attributable to higher average balances on the companies bank credit facilities when compared to last year.

Net loss decreased to $103,000 in the second quarter of 2000 from $456,000 in the second quarter of 1999. The decrease is primarily attributable to improved operating performance offset in part by increased interest expense.

PART II.         Other Information

None







                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COYNE INTERNATIONAL ENTERPRISES CORP.

Date: June 13, 2000        By:     /S/ Thomas E. Krebbeks
                              -----------------------------------------------
                              Thomas E. Krebbeks
                              VP of Finance and Chief Financial Officer




                           By:     /S/ Thomas C. Crowley
                              -----------------------------------------------
                              Thomas C. Crowley
                              Chief Operating Officer