Form 10-Q
period 2000-07-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2000-09-12
CIK 1066242

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended July 31, 2000

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______________ to ___________

                          Commission File No. 0-11399
                                              -------

                     COYNE INTERNATIONAL ENTERPRISES CORP.
                    BLUE RIDGE TEXTILE MANUFACTURING, INC.
                           OHIO GARMENT RENTAL, INC.

_______________________________________________________________________________
     (Exact name of Registrants as specified in their respective charters)


            New York                                      16-6040758
            Georgia                                       58-2018333
              Ohio                                        34-1261376


________________________________________    ___________________________________
    (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)


140 Cortland Avenue, Syracuse, New York                    13221
----------------------------------------    -----------------------------------
(Address of Principal Executive Offices)                (Zip Code)

        Registrant's Telephone Number, Including Area Code:  (315) 475-1626
                                                             ---------------

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

YES     : X       NO

                               TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I.  Financial Information:

Item 1.           Financial Statements

                  Consolidated Balance Sheets ....................................................................   3

                  Unaudited Consolidated Statements of Operations and Retained Earnings (Deficit).................   5

                  Unaudited Consolidated Statements of Cash Flows.................................................   6

                  Notes to Consolidated Financial Statements (Unaudited)..........................................   7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Liquidity and Capital Resources.................................................................   9

                  Results of Operations for the Third Quarter of Fiscal 2000 Compared to
                        the Third Quarter of Fiscal 1999..........................................................  10


PART II.          Other Information

                  Signatures......................................................................................  11

PART I.  Financial Information

Item 1.  Financial Statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets

                                                                                  July 31,                 October 31,
        Assets                                                                      2000                      1999
                                                                            ----------------------     --------------------
                                                                                 (Unaudited)
      Current assets:
        Cash and cash equivalents                                           $              164,390     $            213,407
        Receivables, principally trade                                                  18,304,944               16,768,958
        Inventories                                                                     10,702,906                7,371,395
        Uniforms and other rental items in service, net                                 30,634,126               27,838,084
        Prepaid expense and other assets                                                   555,532                  796,094
                                                                            ----------------------     --------------------

               Total current assets                                                     60,361,898               52,987,938


      Property, plant and equipment, net                                                44,887,860               46,553,709
      Purchased routes and acquisition intangibles, net                                 17,398,251               17,062,547
      Deferred financing cost, net                                                       2,358,453                2,606,593
      Deferred income taxes                                                              3,411,000                2,190,000
      Other assets                                                                         533,282                  444,795
                                                                            ----------------------     --------------------

                                                                            $          128,950,744     $        121,845,582
                                                                            ======================     ====================

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

                                                                                           July 31,              October 31,
      Liabilities and Shareholder's Equity (Deficit)                                         2000                    1999
                                                                                     --------------------   ---------------------
                                                                                         (Unaudited)
      Current liabilities:
        Current maturities of long-term debt                                         $          2,988,150   $           3,214,908
        Accounts payable                                                                        4,568,744               5,378,142
        Accrued expenses:
          Salaries and employee benefits                                                        4,069,039               5,297,557
          Accrued Interest                                                                      1.703,019               3,903,155
          Other                                                                                 7,850,798               5,067,695
        Deferred income taxes                                                                  11,000,000              10,000,000
                                                                                       ------------------     -------------------

               Total current liabilities                                                       32,179,750              32,861,457

      Long-term obligations:
        Capital lease and other loan obligations, net of current maturities                    27,749,553              19,332,429
        Senior subordinated notes                                                              75,000,000              75,000,000
        Other liabilities                                                                       2,838,032               3,083,507
                                                                                       ------------------     -------------------

               Total liabilities                                                              137,767,335             130,277,393
                                                                                       ------------------     -------------------

      Shareholders' equity (deficit):
        Preferred stock - 5% non-cumulative,  non-voting, callable at par: Class
          A - $100 par value; 30,000 shares authorized, 23,107 shares issued
                          and outstanding.                                                      2,310,700               2,310,700
          Class B - $500 par value; 5,000 shares authorized, 4,991 shares issued,
                          2,991 shares outstanding                                              2,495,500               2,495,500
        Common stock - $.01 par value:
          Class A - voting, 100,000 shares authorized, 2,923 shares issued and
                          outstanding                                                                  29                      29
          Class B - non-voting; 99,000 shares authorized; 74,030 shares issued and
                          outstanding                                                                 740                     740
        Additional paid-in capital                                                                849,512                 849,512
        Retained earnings (deficit)                                                           (12,401,814)            (12,030,087)
                                                                                     --------------------   ---------------------

                                                                                               (6,745,333)             (6,373,606)

        Treasury stock, 2,000 shares of Class B preferred
          stock at cost                                                                          (166,667)               (166,667)
        Shareholder receivable                                                                 (1,904,591)             (1,891,538)
                                                                                     --------------------   ---------------------

               Total shareholders' equity (deficit)                                            (8,816,591)             (8,431,811)
                                                                                     --------------------   ---------------------


      Total liabilities and shareholders' equity (deficit)                           $        128,950,744   $         121,845,582
                                                                                     ====================   =====================

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Operations and Retained Earnings (Deficit)

                                                                Three Months Ended                        Nine Months Ended
                                                                     July 31,                                 July 31,
                                                       --------------------------------------    -----------------------------------
                                                             2000                 1999                2000                1999
                                                       -----------------    -----------------    ----------------    --------------
                                                                    (Unaudited)                              (Unaudited)
Revenue:
   Rental operations                                   $     35,033,398           33,714,740         105,144,625        101,387,834
   Direct sales                                               2,929,139            2,708,631           7,504,908          7,654,136
                                                       ----------------     ----------------     ---------------     --------------
                                                             37,962,537           36,423,371         112,649,533        109,041,970
                                                       ----------------     ----------------     ---------------     --------------

Operating expenses:
   Cost of rental operations                                 27,051,592           26,184,849          80,646,974         78,172,598
   Cost of direct sales                                       1,941,785            1,791,930           4,839,907          5,042,707
   Selling, general and administrative                        6,495,897            6,649,462          18,910,606         19,501,556
                                                       ----------------     ----------------     ---------------     --------------
                                                             35,489,274           34,626,241         104,397,487        102,716,861
                                                       ----------------     ----------------     ---------------     --------------

     Income from operations                                   2,473,263            1,797,130           8,252,046          6,325,109

Interest expense                                              2,786,605            2,689,992           8,450,773          7,889,405
                                                       ----------------     ----------------     ---------------     --------------


     Loss before income taxes                                  (313,342)           (892,862)           (198,727)        (1,564,296)

Income tax expense (benefit)                                    (50,000)           (282,000)             173,000          (368,000)
                                                       ----------------     ----------------     ---------------     --------------

     Net loss                                                  (263,342)           (610,862)           (371,727)        (1,196,296)

Retained earnings (deficit), beginning of the period        (12,138,472)        (11,664,257)        (12,030,087)       (11,078,823)
                                                       ----------------     ----------------     ---------------     --------------

     Retained Earnings (deficit), End of Period        $    (12,401,814)        (12,275,119)        (12,401,814)       (12,275,119)
                                                       ================     ================     ===============     ==============

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Cash Flows
For the Nine Months Ended July 31, 2000 and 1999

                                                                                            2000                     1999
                                                                                     -------------------      -------------------
                                                                                        (Unaudited)              (Unaudited)
       Cash flows from operating activities:
          Net loss                                                                   $          (371,727)     $        (1,196,296)
          Adjustments to reconcile net loss to net
             cash used in operating activities:
               Depreciation and amortization of plant and equipment                            4,128,955                3,781,485
               Amortization of acquisition intangibles                                           561,311                  508,243
               Amortization of deferred financing                                                263,140                  266,437
               Provision for deferred income taxes                                              (221,000)                (376,000)
               Changes in operating assets and operating liabilities:
                    Accounts receivable                                                       (1,535,986)              (1,137,895)
                    Inventories                                                               (3,331,511)              (1,009,505)
                    Uniforms and other rental items in service                                (2,796,042)                 769,608
                    Prepaid expenses and other assets                                            152,075                  211,372
                    Accounts payable and other liabilities                                    (1,700,424)              (2,359,619)
                                                                                     -------------------      -------------------
               Net cash used in operating activities                                          (4,851,209)                (542,170)
                                                                                     -------------------      -------------------

       Cash flows used in investing activities:
          Purchases of property, plant and equipment                                          (2,463,106)              (6,330,171)
          Acquisition of business, net of cash acquired                                         (897,015)              (1,582,451)
                                                                                     -------------------      -------------------
               Net cash used in investing activities                                          (3,360,120)              (7,912,622)
                                                                                     -------------------      -------------------

       Cash flows from financing activities:
          Proceeds from long-term borrowings                                                  35,287,411               34,651,471
          Payments under long-term borrowings                                                (27,097,045)             (26,452,615)
          Increase in shareholder receivable                                                     (13,053)                (188,510)
          Deferred financing costs incurred                                                      (15,000)                 (50,675)
                                                                                     -------------------      -------------------
               Net cash provided by financing activities                                       8,162,313                7,959,671
                                                                                     -------------------      -------------------
               Net decrease in cash                                                              (49,017)                (495,121)

       Cash and cash equivalents:
          Beginning of period                                                                    213,407                1,073,496
                                                                                     -------------------      -------------------
          End of the period                                                          $           164,390      $           578,375
                                                                                     ===================      ===================

       Supplemental disclosure of cash flow information:
          Interest paid                                                              $        10,385,173      $         9,016,491
          Income taxes paid (refunded)                                                            55,317                 (239,274)

See notes to consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)


1.  Basis of Presentation

The accompanying consolidated financial statements of Coyne International Enterprises Corp. and Subsidiaries, (the Company), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, quarterly results include all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

The Company uses a fifty-two/fifty-three week fiscal year ending on the last Saturday of October, with quarterly interim periods of thirteen weeks. For convenience, the dating of the accompanying financial statements, and notes, herein, have been labeled as of and for the periods ending July 31, 1999, October 31, 1999 and July 31, 2000 rather than the actual period-end dates.

Operating results for the nine-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000.

2.  Long-term Obligations

At July 31, 2000 the Company was not in compliance with certain bank financial covenants. Subsequent to July 31, 2000 the Company obtained waivers of such non-compliance. In addition, in August 2000, the Company amended a certain financial covenant.

3.  Income Taxes

The Company's effective tax rate differs from the federal statutory rate of 34% due to state taxes and certain expenses that are not deductible for tax purposes. These non-deductible items include the amortization of certain intangible assets and a portion of certain meals and entertainment expenses.

4.  Reclassification

Certain amounts have been reclassified to conform with the fiscal 2000 presentation.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)


5.  Summarized Financial Information for Subsidiaries

The following table presents summarized financial information for the wholly-owned subsidiaries of Coyne International Enterprises, Corp: Blue Ridge Textile Manufacturing, Inc. and Ohio Garment Rental, Inc., on a combined basis:

                                           July 31,        October 31,
                                             2000              1999
                                          (Unaudited)
Balance sheets:
      Current assets                 $      6,296,193     $  6,376,826
      Noncurrent assets                     3,662,192        3,815,243
      Current liabilities                   3,602,973        3,419,888
      Noncurrent liabilities                  159,000          175,000

                                               Three Months Ended                     Nine Months Ended
                                                    July 31                               July 31,
                                       -----------------------------------    ----------------------------------
                                             2000              1999                 2000             1999
                                                  (Unaudited)                            (Unaudited)
Statement of operations:
      Revenues                       $         3,877,809     $  4,066,875            11,531,657   $  12,338,495
      Operating expenses                       3,656,785        3,884,482            10,870,719      11,374,897
      Operating income                           221,024          182,393               660,938         963,598
      Net income (loss)                           27,887           (3,848)               74,451         239,137

The Company has not provided separate financial statements and other disclosures for its wholly-owned subsidiaries because management has determined that such information is not material to investors.

ITEM 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


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

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended July 31, 2000 increased $4.3 million from the comparable period in 1999. This increase is primarily attributable to inventory purchased for the Company's new contract with its largest customer.

The Company's primary source of liquidity has been borrowings under its revolving credit facilities described below. At of the end of July 31, 2000, the Company had approximately $5.4 million available under its revolving credit line and up to an additional $24.3 million available under other revolving bank credit facilities for capital expenditures and acquisitions. At July 31, 2000, the Company was not in compliance with certain financial covenants under these facilities. Subsequent to July 31, 2000, the Company obtained waivers of such noncompliance. In addition, in August 2000, the Company amended certain of its financial covenants. Management believes that its operations and bank credit facilities will provide sufficient cash to meet the requirements for operations, acquisitions and capital expenditure for the next twelve months.

Cash used in investing activities was $3.4 million and $7.9 million for the nine months ended July 31, 2000 and 1999, respectively. In fiscal 2000, these expenditures consist primarily of investments in route trucks, information systems, plant construction projects and route acquisitions. The Company anticipates that capital expenditures will be approximately $4.0 million for fiscal 2000, compared with $7.7 million in fiscal 1999.

Coyne International Enterprises Corp. and Subsidiaries

Results of Operations for the Third Quarter of Fiscal 2000 Compared to the Third Quarter of Fiscal 1999

Revenues for the quarter of $38.0 million are $1.5 million or 4.2% higher than the same period last year. Year-to-date revenues of $112.6 million are $3.6 million or 3.3% higher than the same period last year. This increase is attributable to new business written and increases in revenue at existing accounts.

Cost of rental operations increased $0.9 million to $27.1 million for the third quarter of fiscal 2000 from $26.2 million in the third quarter of fiscal 1999. As a percent of rental revenue, cost of rental operations for the quarter decreased to 77.2% in 2000 from 77.7% last year. The decrease is primarily due to lower merchandise costs as a result of improved purchasing and inventory control. Year-to-date cost of rental operations for fiscal years 2000 and 1999 are 76.7% and 77.1%, respectively.

Selling, general and administrative expenses decreased 2.3% to $6.5 million in the third quarter of fiscal 2000 from $6.6 million in the third quarter of fiscal 1999. This decrease is primarily a result of lower corporate administrative and payroll expenses. Year-to-date expenses, as a percent of revenue for fiscal years 2000 and 1999, are 16.8% and 17.9%, respectively.

Income from operations increased 37.6% to $2.5 million in the third quarter of 2000 from $1.8 million in the same period last year. Year-to-date income from operations has increased 30.5% compared to the same period last year.

Interest expense increased 3.6% to $2.8 million in the third quarter of 2000 from $2.7 million in the third quarter of 1999, due to higher average outstanding borrowings for the nine-month period in fiscal 2000.

PART II.  Other Information

None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COYNE INTERNATIONAL ENTERPRISES CORP.

Date: September 12, 2000         By: /s/ Thomas E. Krebbeks
                                    -------------------------------------------
                                    Thomas E. Krebbeks
                                    VP of Finance and Chief Financial Officer

                                 By: /s/ Thomas C. Crowley
                                    -------------------------------------------
                                    Thomas C. Crowley
                                    Chief Operating Officer