Form 10-K
period 2000-10-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2001-01-26
CIK 1066242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended October 31, 2000

                                       or

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
                            OHIO GARMENT RENTAL, INC.

_______________________________________________________________________________
      (Exact name of Registrants as specified in their respective charters)


            New York                                           16-6040758
             Georgia                                           58-2018333
              Ohio                   34-1261376


_____________________________________________     _____________________________
(State or Other Jurisdiction of Incorporation      (IRS Employer Identification
                  or Organization)                             No.)


140 Cortland Avenue, Syracuse, New York                       13221
---------------------------------------------     -----------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. :

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
                                                       PART I
Item 1.     Business...........................................................................................   1

Item 2.     Properties.........................................................................................   8

Item 3.     Legal Proceedings..................................................................................  10

Item 4.     Submission of Matters to a Vote of Security Holders................................................  10

                                                       PART II

Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters...............................  10

Item 6.     Selected Financial Data............................................................................  11

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................................................  12

Item 7a.    Quantitative and Qualitative Disclosure About Market Risk..........................................  17

Item 8.     Financial Statements and Supplementary Data........................................................  17

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............  17

                                                       PART III

Item 10.      Directors and Executive Officers of the Registrant...............................................  18

Item 11.      Executive Compensation...........................................................................  20

Item 12.      Security Ownership of Certain Beneficial Owners and Management...................................  21

Item 13.      Certain Relationships and Related Transactions...................................................  22

                                                       PART IV

Item 14.      Exhibits and Financial Statement Schedules.......................................................  24

              Signatures.......................................................................................  25

              Index to Consolidated Financial Statements....................................................... F-1

Coyne International Enterprises Corp. uses a 52/53 week fiscal year ending on the last Saturday in October. For convenience, the dating of financial information in this Annual Report on Form 10-K has been labeled as of and for the years ended October 31, 2000, 1999 and 1998, as the case may be, rather than the actual fiscal year end.

                          Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of, but not limited to, the following factors: (i) the Company's ability to generate sufficient cash flow from operations, (ii) the availability of future borrowings under the Company's credit facility, (iii) the availability of sufficient funds at the time of any change of control to make any required repurchases of the Company's senior subordinated notes, (iv) restrictions in the Company's credit facility, (v) the Company's ability to compete with other firms in the textile rental industry, (vi) general economic conditions in the Company's markets,
(vii) the timing of acquisitions,(vii) commencing start-up operations and related costs, (ix) the Company's effectiveness of integrating acquired businesses and start-up operations, (x) the timing of capital expenditures, (xi) seasonal rental and purchasing patterns of the Company's customers, (xii) price changes in response to competitive factors, (xii) the Company's ability to attract and retain qualified employees, and a prolonged work stoppage or strike by the Company's unionized work force,(xiii) the availiablity of sufficient funds to meet shareholder redemption requests, and (xiv )the results of Internal Revenue Service audits

                                     PART I

Item 1.   Business.
          --------

General

     Coyne International Enterprises Corp. ("CTS" or the "Company") provides textile rental products and laundering services from 43 locations to customers in diversified industries primarily throughout the eastern United States. Textile rental products provided by the Company include workplace uniforms, protective clothing, shop towels and other reusable absorbent products, floormats; treated mops and other dust control products. The Company primarily rents textile products to clients under laundry service contracts, but also sells products to clients and launders client-owned items. Most of the Company's accounts are subject to written service contracts. The Company's typical service contract ranges in duration from three to five years with automatic "evergreen" renewals, except upon prior written notice, and provides for significant liquidated damages upon early termination by the customer. The Company's products and services are distributed through its route-based distribution system comprised of 18 industrial laundry plants, 24 sales, service and distribution laundry terminals and one corporate sales office that allow the Company to provide rental services to customers in geographic areas outside of the immediate area of an industrial laundry plant. CTS manufactures shop towels, dust mops, floormats and several other products used in the laundry business at its Blue Ridge Textile Manufacturing, Inc., ("Blue Ridge"), manufacturing subsidiary.

     The Company focuses on the value-added aspects of the textile rental business, such as the heavy soil (e.g., printing inks, oils and solvents) and protective garment sectors. "Value-added" refers to the Company's attempt to protect its customers from potential environmental liabilities by reducing the amount of hazardous substances sent to landfills for disposal. In addition, the Company assists its customers with OSHA compliance through its protective garment programs. The Company's products and services assist customers with their corporate image, the productivity and safety of their employees and the environmental impact of their businesses. For example, the Company has built industry-leading heavy soil laundry plants, which minimize its customers' environmental exposure and have allowed the Company to carve out what it believes is a leading position in the heavy soil sector of the textile rental services industry. In addition, the Company works with clients to design, source and manage protective uniform programs for specific applications, such as flame or chemical retardant clothing for industrial workers. In addition, the Company offers garment tracking technologies that provide its customers with superior accountability for rented garments.

     The Company's customer base is diversified across a variety of industries. Customers range in size from large nationally-recognized businesses such as ALCOA, AK Steel, Oneida Ltd., United Technologies and Bristol Myers Squibb, to smaller businesses, such as gas stations and other retail businesses. In particular, the Company believes it is a leading provider of textile rental services to the printing industry throughout its service area, with customers including The New York Times and USA Today.

     The Company was founded and incorporated in New York in 1929 and has been owned and operated by the Coyne family since its inception. The Company's principal executive offices are located at 140 Cortland Avenue, Syracuse, New York, 13221 and its telephone number is (315) 475-1626.

Industry Overview

     The textile rental industry in the United States, which had 1999 revenues of approximately $10 billion, consists of two segments: the industrial segment (uniforms, protective clothing, shop towels, floormats and dust control products) and the linen segment (sheets, tablecloths and other linen items). In 2000, approximately 96% of the Company's business was derived from the industrial segment. The primary product in the industrial segment is uniforms, which accounted for approximately 47% of the Company's revenues in 2000. The Industry's trade association, Textile Rental Services Association (TRSA), has estimated that the uniform rental services segment of the textile rental industry grew at a rate of 5.3% in 1999 and 6.2% in 1998.

     The Company believes that much of the uniform industry's overall growth has resulted from an increasing number of companies choosing to use uniform rental services to maintain a high-quality corporate image, improve employee safety, productivity and morale, and reduce costs. In addition, the growth in jobs, particularly in the service sector, has increased the number of potential uniform wearers. The Company believes that the growth in the service sector will continue to be the catalyst for overall rental industry growth. This growth combined with projected growth rates of 29% for heating, ventilation and air conditioning (HVAC) firms, 23% growth for moving and packing industry firms, and 17% growth in the automobile service industry should ensure continued growth in revenue from the service sector. CTS also believes that growth in the rental segment of the industry in particular will be driven by the broad trends to outsource non-core business functions.

     In addition, the Company believes its industry-leading environmental capabilities and protective clothing expertise strategically position it to realize long-term benefits from continuing government regulation of the environment and the workplace. Increasingly stringent environmental regulations have been the catalyst for a shift toward the outsourcing of laundering of heavy soil items. In a report to Congress in connection with The Workers' Family Protection Act, the National Institute for Occupational Safety and Health (NIOSH), has stated that home laundering is inadequate in decontaminating work clothes. The market for flame retardant clothing has been fueled by Occupational Safety and Health Administration (OSHA) regulations holding employers responsible for supplying appropriate clothing based on an evaluation of potential workplace hazards. Employers are prohibited from supplying clothing that, when exposed to flames or electrical arcs, could increase the extent of wearer injury. Growth in demand for environmental services and protective clothing is particularly valuable to the Company because these markets involve long-term relationships with customers and make use of the Company's technical knowledge of regulations, products, fabric types, climatic conditions and job functions.

     Although the industrial textile rental industry includes several national companies, the industry remains highly fragmented. According to "Textile Rental," an industry trade magazine, there are over 1,600 textile rental companies operating in the industrial segment of the industry, many of which are single facility operators. The Company believes that many of these smaller companies are being forced to exit the market due to a lack of economies of scale and the cost of complying with increasingly stringent environmental standards. The Company further believes that the industry will continue to experience consolidation in the future and that strategic acquisition opportunities will become available.

Products and Services

The Company provides its customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. The Company's uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear, such as fire retardant and chemical protective garments. The Company also offers non-garment items and services, such as shop towels, floor mats, dust-control mops and other textile products.

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

     The Company's industry-leading wastewater treatment capabilities allow it to process textiles contaminated with petroleum, chemical solvents or printing inks that require specialized cleaning services that comply with environmental regulations. These facilities capture waste solvents and oils in liquid form and then recycle this liquid waste as a supplemental fuel in a secondary fuel recycling program. This technology reduces the amount of wastewater sludge sent to landfills for disposal and reduces the customer's exposure to environmental liability. As a result of the Company's superior environmental capabilities in the heavy soil sector market, the Company estimates that most of the printing associations in the eastern United States have endorsed CTS as the preferred provider of heavy soil textile services. All CTS environmental matters are managed by the Company's environmental team that includes a senior manager with extensive experience both in the industry and as a former appointed official of the EPA. This individual is recognized by both of the industry's principal trade associations, the TRSA and the Uniform and Textile Service Association (UTSA), as a leading industry expert in environmental matters and serves on their respective environmental committees.

     Finally, the Company processes heavy soil textile products for many of its competitors because these competitors do not have the same waste treatment capabilities as CTS. This permits the Company to develop relationships with laundries that may be sold in the ongoing market consolidation

The Company believes that it is one of the first industrial launderers to implement bar-coding and radio frequency garment identification technologies. These technologies allow the Company and its customers to track a garment from pick-up at the customer's location through processing at the Company and delivery back to the customer. Garment tracking is particularly important for protective clothing because of its higher replacement cost. The Company is able to provide customers with valuable information concerning the age of garments, their physical location and usage history. In addition, customized reports are available and customers have the option to have direct-link PC capability, allowing them access to real-time information about individual employee garments.

     Soiled textile items are returned to the laundry plant directly from the route system. These items are sorted by soil type and water washed in highly automated industrial laundry equipment using customized wash formulas that ensure the cleanliness of these products while maximizing wear-life. Items are then dried, sorted, folded and moved to the route staging area in the plant or sent back to the terminal for distribution to the customer. Chemicals used in dry cleaning operations are recycled. Waste-water from water washing is processed in plant waste-water treatment facilities and discharged in accordance with local municipal requirements.

Sourcing Activities

     The Company actively manages its supply chain and has, from time to time, brought certain items in-house for manufacture on an opportunistic basis. For example, due to the cost and inconsistent quality of shop towels available, the Company began manufacturing shop towels in 1992. The Company is currently one of the largest shop towel manufacturers in the United States. All of the shop towels used in the Company's laundry business are produced at the Company's Blue Ridge, Georgia manufacturing facility and are marketed under the Blue Ridge name. Approximately one-half of Blue Ridge manufactured shop towels are sold to customers other than CTS. Although other sources of shop towels are available, the Company believes that the superior performance of the Blue Ridge shop towel, particularly in terms of durability and absorption, is a significant advantage in securing heavy soil business. Blue Ridge also manufactures dust mops, aprons, laundry bags, walk-off mats and RAS socks. The Blue Ridge operations represented approximately 3.6% of the Company's external revenues in fiscal 2000.

     In order to take advantage of the opportunities presented by the North American Free Trade Agreement, the Company manufactures garments in Mexico under a subcontract agreement with a Mexican manufacturer. While the Company does not anticipate substantial growth in its manufacturing operations, it continues to consider manufacturing opportunities in order to gain an advantage in the marketplace.

     In cooperation with a New Zealand based manufacturer, the Company participated in the development of chemically protective and flame retardant garments that comply with American National Standards Institute ("ANSI") standards for exclusive distribution by CTS in the United States.

     The Company purchases other rental merchandise from a variety of sources including Red Kap Industries, Alliance Textiles, Ltd., Best Manufacturing Inc., Eagle Work Clothes, Inc. and Workrite. The Company believes that it is not dependent on any one supplier and that alternative sources are available at comparable prices. The availability of alternative manufacturers and the Company's ability to change suppliers and manufacture textile products allow it to optimally meet its merchandise requirements in terms of quantity, quality and price.

Customers

     The Company's customer base is diversified across a variety of industries and customers range in size from large nationally-recognized businesses such as ALCOA, Oneida Ltd., United Technologies and Bristol Myers Squibb, to smaller businesses, such as gas stations and other retail businesses. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, manufacturers, maintenance facilities, printers and publishers, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services approximately 40,000 accounts in diversified industries from 42 locations throughout the eastern United States. During the past five years, no single customer accounted for more than 8.0% of total revenues in any year.

Sales, Marketing and Distribution

     In 1996, the Company made a strategic decision to leverage its investment in laundry plants, laundry terminals and their waste-water treatment facilities by focusing on the development of its professional sales force. The sales team has grown from 25 professionals in 1996 to 65 in 2000. Sales associates market the Company's products and services to potential customers and develop new accounts. The selling efforts of the sales force are managed by regional sales managers who are also responsible for major account relationships within their region. Rental and direct sales programs on the national level are handled by the National Account Marketing Department, which call directly on existing and prospective rental and direct sale national accounts. The regional sales managers and National Account Marketing Department report directly to the Vice President of Sales and Marketing

     The Company's route salespeople continue to be an integral component of the Company's sales and marketing efforts. Route salespeople have responsibility for increasing sales to existing customers and establishing new customer relationships along their routes. All of the Company's route salespeople are paid commissions based on the weekly revenue of their route. Further, route salespeople are incented to obtain an executed written contract from every customer. CTS believes that its approach results in a professional sales team that is highly motivated.

Competition

     The industrial segment of the textile rental industry is highly competitive. The Company believes that there are four competitors in the industry with annual revenues in excess of $250 million each. These companies account for over half of the industry's revenues. The Company believes that it is one of a small group of companies that have revenues of $50 million to $250 million and which collectively account for approximately 25% of revenues from the industrial segment. The remainder of the industry is made up of over 1,600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas.

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

Employees

     As of October 31, 2000, the Company had approximately 1,850 employees. CTS is a party to 30 collective bargaining agreements covering approximately 800 employees. These bargaining agreements expire periodically through 2004. The Company had no work stoppages in 2000 and one that occurred in 1999 with respect to a bargaining unit of one of the Company's facilities. This stoppage represented a limited number of employees and had no material impact on the Company's operations. The Company believes that its relationships with both its union and non-union employees are good.

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

     Under the Federal Comprehensive Environmental Response, Compensation and Liability Act, the U.S. Environmental Protection Agency ("EPA") is authorized to, among other things, designate certain contaminated facilities as Superfund sites and seek from responsible parties the cost to clean-up that contamination. The Company has in the past responded to a number of requests for information from the EPA concerning the Company's alleged disposal of hazardous substances at Superfund sites. The extent of liability, if any, depends on a number of factors, such as (1) whether the Company disposed of hazardous substances at one or more of those facilities, (2) whether the Company or its waste hauling contractor selected the particular disposal location, (3) the quantity and, under certain circumstances, the toxicity of hazardous substances that were disposed and (4) whether the Company was contractually indemnified by its waste hauling contractor for such potential liability. The Company's policy is to accrue and charge to operations environmental investigation and remediation expense when it is probable that a liability has been incurred and an amount is reasonably estimable. The Company continues to evaluate its exposures as additional information becomes available, but it is not possible to accurately determine the extent of liability, if any, at this time. The Company will vigorously defend itself against these claims.

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

Item 2.   Properties.
          ----------

As of October 31, 2000, the Company provided textile rental services from 43 facilities. The Company owns 22 of its facilities, including its corporate headquarters in Syracuse, New York, and leases the balance of its facilities pursuant to leases expiring between January 2001 and March 2005. The Company has options to renew in most cases, except for leases for certain garages and small distribution facilities which are leased on a month-to-month basis. The Company's facilities consist primarily of laundry plants and laundry terminals. A laundry plant processes and delivers textile rental products to customers or to laundry terminals. A laundry terminal does not engage in production work, but collects soiled inventory, transports it to the laundry plant for processing and delivers processed inventory to customers. A laundry plant can also perform all of the functions of a laundry terminal.

     The following table summarizes certain information concerning the Company's facilities.

                                                                                  Approximate
           Location                            Principal Use                        Square
                                                                                   Footage
--------------------------        -----------------------------------         -----------------
Albany, NY*                       Corporate Satellite Office                             1,110
Atlanta, GA*                      Laundry Plant/Laundry Terminal                        18,000
Baltimore, MD**                   Laundry Plant/Laundry Terminal                        85,000
Beckley, WV*                      Laundry Terminal                                       7,500
Belleville, NJ**                  Laundry Plant/Laundry Terminal                        22,800
Betsy Layne, KY*                  Laundry Terminal                                       6,500
Blue Ridge, GA                    Manufacturing                                         42,500
Bristol, TN                       Laundry Plant/Laundry Terminal                        27,200
Buffalo, NY***                    Laundry Plant/Laundry Terminal                        92,000
Burlington, VT                    Laundry Terminal                                       9,180
Charlotte, NC*                    Laundry Terminal                                       7,500
Chattanooga, TN*                  Laundry Terminal                                       8,200
Chicago, IL*                      Laundry Terminal                                       7,500
Cinnaminson, NJ*                  Laundry Terminal                                      10,000
Cleveland, OH                     Laundry Plant/Laundry Terminal                        85,000
Erie, PA                          Laundry Terminal                                      47,000
Evansville, IN*                   Laundry Terminal                                       7,500
Fairmont, WV*                     Laundry Terminal                                       6,500
Fort Myers, FL*                   Laundry Terminal                                       2,000
Greenville, SC*                   Laundry Terminal                                       5,000
Hazleton, PA*                     Laundry Terminal                                       7,500
Huntington, WV                    Laundry Plant/Laundry Terminal                       180,000
Lakeland, FL                      Laundry Plant/Laundry Terminal                        12,000
Lewiston, ME*                     Laundry Terminal                                       6,500
London, KY**                      Laundry Plant/Laundry Terminal                        24,000
Long Island, NY*                  Laundry Terminal                                       6,500
Nashville, TN*                    Laundry Terminal                                       7,500
New Bedford, MA**                 Laundry Plant/Laundry Terminal                        85,000
Philadelphia, PA                  Laundry Plant                                         85,000
Pittsburgh, PA*                   Laundry Terminal                                       6,500
Raleigh, NC*                      Laundry Terminal                                       8,200
Richmond, VA                      Laundry Plant/Laundry Terminal                        49,000
Schenectady, NY**                 Laundry Plant/Laundry Terminal                        25,000
Seaford, DE*                      Laundry Terminal                                       6,200
Smithboro, NY                     Laundry Terminal                                       6,500

                                                                                  Approximate
           Location                            Principal Use                        Square
                                                                                   Footage
    ----------------------        -----------------------------------         -----------------
    Syracuse, NY                  Laundry Plant/CorporateHeadquarters                  220,000
    Toledo, OH                    Laundry Plant/Laundry Terminal                        65,000
    Virginia Beach, VA*           Laundry Terminal                                       4,000
    Waterbury, CT                 Laundry Plant/Laundry Terminal                       108,000
    Winchester, VA*               Laundry Terminal                                       9,200
    Woodbridge, NJ*               Corporate Service Office                                 900
    Worcester, MA                 Laundry Plant/Laundry Terminal                        75,000
    York, PA**                    Laundry Plant/Laundry Terminal                        34,000

*   Indicates leased facility
**  Company owns laundry plant but leases garage.
*** Financed by industrial revenue bonds.

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

     The Company's common and preferred stock are not publicly traded. As of October 31, 2000, the Company's Class A Common Stock was held by two holders of record, the Company's Class B Common Stock was held by two holders of record, the Company's Class A Preferred Stock was held by two holders of record and the Company's Class B Preferred Stock was held by two holders of record.

Item 6.   Selected Financial Data.
          -----------------------

     The selected historical financial information presented below at the end of and for each of the fiscal years ended October 31, 1996, 1997, 1998, 1999 and 2000 have been derived from the audited consolidated financial statements of Coyne International Enterprises Corp. The following selected financial information should be read in conjunction with Coyne International Enterprises Corp. Consolidated Financial Statements and accompanying Notes as of October 31, 1999 and 2000 and for the fiscal years ended October 31, 1998, 1999 and 2000 and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                     Years Ended October 31,
                                                    ----------------------------------------------------------
                                                      1996        1997       1998          1999       2000 (4)
                                                    --------    --------   ---------     --------    ---------
                                                                   (dollars in thousands)
Statement of Operations Data:
   Net revenue................................      $119,085    $122,935   $ 138,737     $146,212    $150,290
   Income from operations.....................         8,179      10,792      10,239        9,835      11,656
   Interest expense (1).......................         6,786       6,715      25,402       10,842      11,208
   Income (loss) before income taxes and
      extraordinary item......................         1,393       4,077     (15,163)      (1,006)        448
   Income tax expense (benefit)...............           847       2,025         640          (55)        630
   Income (loss) before extraordinary item....           546       2,052     (15,804)        (951)       (182)
   Extraordinary item, net of tax (2).........          ----        ----        (939)        ----        ----
   Net income (loss)..........................      $    546    $  2,052   $ (16,743)   $    (951)   $   (182)
Other Data:
   Capital expenditures.......................      $  9,820    $  2,584   $   6,619     $  7,713    $  2,943
   Depreciation and amortization..............         4,779       5,289       5,301        5,806       6,470
Balance Sheet Data (at period end):
   Working capital............................      $  6,608    $  6,769   $  17,066     $ 20,126    $ 28,986
   Total assets...............................        97,432     102,621     117,367      121,846     131,283
   Total debt.................................        58,051      58,557      88,538       97,547     106,197
   Warrants (3)...............................         1,743       1,743        ----         ----        ----
   Shareholders equity (deficit)..............         7,845       9,897      (7,077)      (8,432)     (8,689)

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

(4) In 2000 the Company extended the amortization period, on a prospective basis, for certain rental merchandise in service, to a period which is more consistent with the useful lives of the merchandise. The impact on net income was an increase of approximately $420, net of taxes of $280. In the fourth quarter of fiscal 2000, the Company recognized the effect of certain adjustments, which resulted in an increase to net income. These adjustments, on a pre-tax basis, relate to the receipt of life insurance death benefits of $165 and reversal of accruals for deferred compensation arrangements and discretionary contributions to a benefit plan no longer required of $1,055. In aggregate the impact of these adjustments is an increase to net income of $732, net of taxes of $488.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          -----------------------------------------------------------

     The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto contained herein.

Results of Operations

     The following table presents certain statements of historical operations data as a percentage of total revenue for the periods indicated and should be read in conjunction with the other financial information of CTS contained elsewhere in this Annual Report.

                                                 Year Ended October 31,
                                            --------------------------------
                                              2000        1999        1998
                                            -------     --------    --------
Total revenue ..........................     100.0%      100.0%      100.0%
Cost of rental operations ..............      68.2        67.6        67.4
Cost of direct sales ...................       4.7         5.1         3.9
Selling and administrative expenses ....      15.8        17.0        16.3
Depreciation and amortization ..........       4.3         4.0         3.8


Income from operations..................       7.8         6.7         7.4



Fiscal Year 2000 Compared to Fiscal Year 1999

     Total Revenue. Total revenues were $150.3 million in fiscal 2000, representing an increase of $4.1 million or 2.8% as compared to $146.2 million for fiscal 1999. The growth can be attributed to the new rental business written by the Company's professional sales force, increases in service to existing accounts and increases in revenue from ancillary charges.

     Cost of Rental Operations. Cost of rental operations of $102.5 million for fiscal 2000 was 68.2% of total revenue for the period. This represents an increase of 3.8% as compared to fiscal 1999 and can be attributed to increased spending to improve customer service and increased natural gas and fuel costs. In 2000 the Company extended the amortization period, on a prospective basis, for certain rental merchandise in service, to a period which is more consistent with the useful lives of the merchandise. The impact on net income was an increase of approximately $0.4 million, net of taxes of $0.3 million.

     Cost of Direct Sales. Cost of direct sales of $5.9 million for fiscal 2000 was 3.9% of total revenue. Cost of direct sales was approximately 59.1% and 66.2% of direct sale revenue for fiscal 2000 and 1999, respectively. The improved margin is attributable to a favorable change in product mix and successful pricing initiatives in connection with certain products.

     Selling and Administrative Expense. Selling and administrative expense was $23.7 million for fiscal 2000, representing a decrease of approximately $1.1 million or 4.5% versus fiscal 2000. Approximately half of this reduction can be attributed to improved cost control and elimination of non-productive sales positions.

Additionally, in the fourth quarter of fiscal 2000, the Company recognized the effect of certain adjustments, which resulted in an increase to net income. These adjustments, on a pre-tax basis, relate to the receipt of life insurance death benefits of $0.2 million and reversal of accruals for deferred compensation arrangements and discretionary contributions to a benefit plan no longer required of $1.1 million. In aggregate the impact of these adjustments is an increase to net income of $0.7 million, net of taxes of $0.5 million.

     Depreciation and Amortization. Depreciation and amortization was $6.5 million for fiscal 2000, representing an increase of approximately $0.7 million or 11.4% over fiscal 1999. This increase is attributable to substantial investments made in facilities and equipment, and information management systems during 1998 and 1999.

     Income from Operations. Income from operations was $11.7 million for fiscal 2000 as compared to $9.8 million for fiscal 1999. This increase resulted primarily from increased sales volumes, ancillary revenue and improved cost control.

     Interest Expense. Interest expense was $11.2 million for fiscal 2000 and $10.8 million for fiscal 1999, representing an increase of $0.4 million, or 3.4%. This increase is due to an increase in borrowings under the Company's credit facilities to fund purchases of inventory for certain large contracts.

     Income Taxes. The Company's provision for income taxes of $0.6 million for fiscal 2000 was $0.7 million higher than the tax expense for the prior year. The effective tax rate is not comparable due to the influence of certain non-deductible expenses such as the amortization of intangible assets and certain meal and entertainment expenses.

     Net Income (Loss). Net loss of $0.2 million for fiscal 2000 compares with a net loss of $1.0 million for fiscal 1999. This improvement was due to a combination of revenue growth and tighter cost controls.

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

Sources and Uses of Working Capital

     The Company's primary sources of liquidity have been cash flow from operations and borrowings under the revolving credit facilities described below.

     The net loss of $0.2 million in fiscal 2000 represents an improvement of $0.8 million as compared to a net loss of $1.0 million in fiscal 1999. Cash used in operating activities was $3.9 million for fiscal 2000 and $0.2 million for fiscal 1999, an increase of $3.7 million. This increase was the result of increased purchases of rental merchandise to meet the requirements of certain new contracts. Cash used in investing activities was $3.9 million in fiscal 2000, which represents a $5.3 decrease from fiscal 1999. During fiscal 1999, the Company had made significant one-time investments in improved computer systems and equipment, which account for a large portion of this decrease.

     On June 26, 1998, the Company raised $75.0 million through the offer and sale of senior subordinated notes. Such notes bear interest at 11 1/4 % per annum from June 26, 1998, payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 1998. The proceeds of the offer and sale of such notes were used mainly to retire the majority of the Company's long-term debt and to redeem outstanding common stock warrants. After giving consideration to an amendment dated January 25, 2001, the facility provides for (i) a $30.0 million revolving credit facility subject to collateral availability, (ii) a $15.0 million capital expenditure facility and (iii) a $10.0 million acquisition facility. As of October 31, 2000, after giving consideration to an amendment of its credit agreement, the Company had available borrowing capacity of approximately $3.2 million on the revolving credit facility, $10.2 million on the capital expenditure facility, and $8.2 million on the acquisition facility.

     The Company's working capital was $29.0 million at October 31, 2000 compared to $20.1 million at October 31, 1999. The $8.9 million increase primarily represents investments in inventories, due to delays in installation at certain customer locations, and rental merchandise in service, financed through the long-term revolver.

Anticipated Shareholder Redemptions

     In fiscal 2000, the principal shareholder of the Company, J. Stanley Coyne, passed away. As a result, the estate of the shareholder will be required to pay certain estate tax liabilities over an estimated fifteen-year period. Although the Company has no legal obligation or agreement to purchase or redeem any of the preferred or common stock of the Company held by the estate, it is anticipated that the Company will redeem or purchase certain shares of stock held by the estate in order for the estate to meet its tax obligations as they become due. The Company, under the indenture for its senior subordinated notes, is permitted to redeem equity interests of the Company in order to satisfy estate obligations of the principal shareholder. However, the annual redemptions are not permitted to exceed $1.0 million in each of the second, third, fourth, fifth and sixth calendar years and $2.25 million in each of the seventh, eighth, ninth and tenth calendar years following the death of the shareholder, plus an additional $2.0 million in calendar year 2003, subject to certain provisions.

Pending Internal Revenue Service Audit

     The Internal Revenue Service (the "Service") is currently examining the consolidated federal income tax returns of the Company for the years ended October 31, 1997 and 1998. During the course of this examination, the Service has proposed certain adjustments to these returns. The proposed adjustments relate primarily to the timing of deductions taken for certain in-service inventory items. The Company intends to vigorously contest the Service's proposed adjustments and believes that the outcome of this will not have a material adverse effect on its equity, results of operations, liquidity and capital resources. However, there can be no assurances that the Company will successfully defend its positions.

Liquidity

     The Company is highly leveraged, with total indebtedness of approximately $106 million and a shareholder deficit of $8.7 million. Accordingly, the Company's primary source of liquidity has been cash flows from operations and borrowing under its existing credit facilities. In fiscal 2000, as a result of new business opportunities, the Company experienced increases in its inventory and uniforms in service. These increases directly accounted for the increase in the Company's revolving credit facility. As of October 31, 2000, after giving consideration to an amendment which increased the Company's line of credit, the Company had available borrowing capacity of approximately $3.2 million.

     Over the next twelve months the company is focusing on utilization of existing inventories and strategically increasing its revenue base through further penetration of new and existing markets. . The continuation of tight capital expenditure control, improved operating profits, and the renewed focus on inventory control is expected to enhance the Company's liquidity position. Based on the fiscal 2001 operating budget, the Company expects that it will be able to meet its obligations as they become due, but there can be no assurances.

     The Company's current bank credit facilities extend until 2003. However, management is presently evaluating its overall financial obligations to ensure adequate financing is available to fund it business operations and the anticipated cash flow requirements of the estate of the principal shareholder of the Company.

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

          The Company manages interest rate risk by using a combination of variable and fixed rate debt, as well as interest rate swap agreements. The Company's earnings are affected by changes in short-term interest rates due to the use of variable rate notes and revolving credit facilities amounting to approximately $31.2 million. This exposure is limited by the use of interest rate swap agreements as a hedge against the variability in short-term rates. At October 31, 2000, approximately $3.1 million of the Company's variable-rate debt was covered under interest rate swap agreements. The interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. If short-term rates increase by one-half percent, (50 basis-points), the Company's interest expense would increase, and income before taxes would decrease, by approximately $0.1 million. Conversely, if short-term rates decrease by one-half percent, (50 basis-points), the Company's interest expense would decrease, and income before taxes would increase, by approximately $0.1 million.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

     The financial statements, financial statements schedules and related documents that are filed with this Report are listed in Item 14(a) of this Report on Form 10-K and begin on page F-1.

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.
          ---------------------------------------------

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

     The following table sets forth certain information regarding the Company's directors and certain key executive officers:

               Name                      Age                                 Position
-------------------------------------   -----     -------------------------------------------------------------------
Thomas M. Coyne                          62       Chairman of the Board, President and Chief Executive Officer

Thomas C. Crowley                        53       Director, Executive Vice President and Chief Operating Officer

J. Patrick Barrett (1)(2)                63       Director

William D. Matthews (1)(2)               66       Director

Wallace J. McDonald (1)(2)               60       Director

David P. O'Hara                          53       Director, Assistant Secretary

David S. Evans (1)(2)                    62       Director

Raymond T. Ryan                          73       Director, Assistant Treasurer

Thomas E. Krebbeks                       46       Vice President of Finance, CFO and Treasurer

Alexander Pobedinsky                     39       Vice President, General Counsel and Secretary

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

     William D. Matthews has been a Director of the Company since January 1997. Mr. Matthews served as Chairman of the Board of Oneida, Ltd. in Oneida, New York until his retirement in May 2000. He also served as Chief Executive Officer of Oneida, Ltd. from 1986 until his retirement in 1998. Oneida, Ltd. is listed on The New York Stock Exchange. Mr. Matthews has been a director of CONMED Corporation since 1997.

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

     Raymond T. Ryan has been a Director of the Company since 1991. From March 1991 through July 1995 he served as Chief Financial Officer of the Company. He is currently Assistant Treasurer of the Company. Mr. Ryan has been an employee of the Outaouais Group, Inc. since 1991. Mr. Ryan is a C.P.A. and a retired partner of PricewaterhouseCoopers, LLP.

     Thomas E. Krebbeks joined the Company in 1991 as Corporate Controller. In September 1999, Mr. Krebbeks was promoted to his current position of Treasurer, Vice President of Finance, and Chief Financial Officer. Mr. Krebbeks began his career with Ernst & Young and is a certified public accountant.

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

Item 11.          Executive Compensation.
                  ----------------------

         The following table sets forth the compensation during the last three fiscal years earned by the Company's President and each of the other four most highly compensated executive officers during the fiscal year ended October 31,2000 (the "Named Officers"):

                                                                   Annual Compensation
                                                      Fiscal      -----------------------       All Other
           Name and Principal Position                 Year        Salary        Bonus       Compensation (1)
-----------------------------------------------     ---------     ---------    ----------   -----------------
Thomas M. Coyne                                        2000        $520,000                        $   3,765
Chairman of the Board, President and Chief             1999        $487,647
Executive Officer                                      1998        $290,526                        $  13,024
                                                                                                   $  14,115

Thomas C. Crowley                                      2000        $200,000       $25,000          $   5,884
Director, Executive Vice President and Chief           1999        $107,092
Operating Officer                                      1998

Alexander Pobedinsky                                   2000        $133,654                        $   7,109
Corporate Secretary, Vice President, and General       1999        $ 55,000                        $   3,600
Counsel                                                1998        $ 50,000                        $   3,600

Dennis J. Bossi                                        2000        $116,150                        $   6,618
Vice President of Operations                           1999        $117,745                        $  10,621
                                                       1998        $116,109                        $   6,266

Anthony F. O'Connor                                    2000        $107,000                        $   6,480
Vice President of Sales and Marketing                  1999        $109,115                        $  10,249
                                                       1998        $100,000                        $   4,500

(1) Consists of Company matching contributions under the 401(k) Plan of $3,765, $1,084, $2,309, $1,818 and $1,680 and car allowance of $0, $4,800, $4800,
     $4,800 and $4,800 in fiscal 2000 for the benefit of Messrs. Coyne, Crowley, Pobedinsky, Bossi, and O'Connor, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     All of the Company's equity securities are owned of record by the Coyne family or trusts established by them.

                                             COMMON STOCK                       PREFERRED STOCK
                                             ------------                       ---------------
                                Class A (Voting)    Class B (Non-Voting)    Class A (Non-Voting)       Class B (Non-Voting)
                                ----------------    --------------------    --------------------       --------------------
                               Number of              Number of               Number of                 Number of
                                Shares                 Shares                  Shares                    Shares
                              Beneficially Percentage Beneficially Percentage Beneficially  Percentage  Beneficial  Percentage
                               Owned(1)    of Class   Owned (1)    of Class   Owned (1)     of Class    Owned (1)   of Class
                              ----------   ---------  ----------   ---------  ----------    ---------  ----------   --------
J. Stanley Coyne
   Revocable Trust (2)(3).....                  --      63,305       85.5%      19,745         85.5%       2,272      80.0%

J. Stanley Coyne Inter
   Vivos Irrevocable                1,020     34.9%         --         --           --           --           --        --
Trust(2)(4)...................

Thomas M. Coyne Blue
   Ridge Trust (2)(5).........      1,903     65.1%     10,725       14.5%       3,362         14.5%         719      20.0%

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

(2) During fiscal 2000, the principal shareholder, J. Stanley Coyne, passed away. It is anticipated that after settlement of the estate of J. Stanley Coyne, all voting shares of the Company will be held in trusts for the benefit of Thomas M. Coyne. The address of such beneficial owner is c/o Coyne International Enterprises Corp., 140 Cortland Avenue, P.O. Box 4854, Syracuse, New York 13221.

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

Certain Transactions with Members of the Coyne Family

     At the Company's discretion, the Company has made salary continuation payments of $100,000 per year to each of J. Stanley Coyne, a principal shareholder of the Company, and Gerald Coyne, a son of J. Stanley Coyne, including payments of such amounts in each of the last three fiscal years. Both
J. Stanley Coyne and Gerald Coyne are former officers and executive employees of the Company. The salary continuation payments are discretionary compensation payments made by the Company. In addition, at the Company's discretion it has paid certain medical and personal expenses of J. Stanley Coyne aggregating approximately $150,000, $93,000, and $112,000 during the fiscal years ended October 31, 2000, 1999, and 1998, respectively. The salary continuation and medical expense payments ceased during fiscal 2000 upon the death of J. Stanley Coyne.

     The Company has an outstanding note receivable from the estate of J. Stanley Coyne in the amount of $1,264,355. This note bears interest at the applicable federal rate as determined by the Internal Revenue Service (6.3% at October 31, 2000). It is anticipated that this receivable will be settled through the redemption of either common or preferred stock held by the estate of
J. Stanley Coyne.

     The Company makes advancements of $2,500 per month to Susan Whitney, the daughter of J. Stanley Coyne. Such advances total $92,500 as of October 31, 2000. These advancements are made by the Company at its discretion, upon request of Susan Whitney, and can be stopped by the Company at any time. The Company, at its discretion, is also making advancements of approximately $2,300 per month to Gerald Coyne, a son of J. Stanley Coyne, to be used as mortgage payments on his home. The total accumulated amount of such advancements as of October 31, 2000 was $142,135. The Company has made cumulative advancements to other family members totaling $22,321. Subject to the provisions of the subordinated debt indenture, it is anticipated that all of these advancements will be repaid through redemption of stock held by the estate of J. Stanley Coyne.

     During fiscal 2000, the Company made premium payments of $356,000 pursuant to a split-dollar life insurance agreement, (the "agreement"), between the Company and Thomas M. Coyne. The agreement relates to insurance policies on the life of Thomas M. Coyne and provides for a collateral assignment of such policies to the Company entitling it to recover the aggregate amount of premiums paid under the agreement. Furthermore, the Company is permitted to terminate the agreement at any time. As of October 31, 2000, the Company has paid aggregate premiums of $356,000 under this agreement. However, this recoverable amount is not reflected on the Company's balance sheet.

     The Company has an uncollateralized outstanding note receivable from Thomas
M. Coyne in the amount of $325,000. The note bears interest at 10% and matures in 2007. In addition the Company has advancements to Thomas M. Coyne of approximately $120,000 at October 31, 2000. These advancements bear interest at 9.5%.

Professional Services

     Raymond T. Ryan, a director of the Company, is an employee of The Outaouais Group, Inc., a consulting firm, which provides various tax and financial services to the Company. The Company paid fees of $57,504 to The Outaouais Group, Inc. for various services during fiscal 2000.

     David P. O'Hara, a director and Assistant Secretary of the Company, is a partner with the law firm of O'Hara &Hanlon, LLP, which provided legal services for the Company. The Company paid fees of $27,469 to O'Hara & Hanlon, LLP for various services during fiscal 2000.

     J. Patrick Barrett, a director of the Company, is owner of Exec Air Services. The Company paid fees of $39,180 to Exec Air Services for airplane maintenance services during fiscal 2000.

                                    PART IV

Item 14.   Exhibits, Financial Statements and Reports on Form 8-K.
           ------------------------------------------------------

           (a)   Documents filed as part of this report:

                 1. List of Consolidated Financial Statements. The following consolidated financial statements and the notes thereto of Coyne International Enterprises Corp. and Subsidiaries, which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K:

                       Report of PricewaterhouseCoopers LLP
                       Consolidated Balance Sheets as of October 31, 2000 and
                       1999
                       Consolidated Statements of Operations and Retained
                       Earnings
                          (Deficit) for the years ended October 31, 2000, 1999 and 1998
                       Consolidated Statements of Cash Flows for the years ended
                          October 31, 2000, 1999 and 1998
                       Notes to Consolidated Financial Statements
                       Independent Auditors' Report

                 2.    Financial Statement Schedule
                          Schedule II: Valuation and Qualifying Accounts and Reserves

                 3. List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K:

    Exhibit No.                         Description
----------------      ------------------------------------------

(a)  Exhibits

         27.1         Financial Data Schedule

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COYNE INTERNATIONAL ENTERPRISES CORP.

Date:    January 26,   , 2001          By:  /s/ Thomas M. Coyne
      -----------------                   ------------------------------
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

      Signature                                        Capacity                              Date
------------------------------         ---------------------------------------        ------------------
/s/ Thomas M. Coyne                    Chairman of the Board, President               January 26, 2001
------------------------------         and Chief Executive Officer
Thomas M. Coyne                        (Principal Executive Officer)


/s/ Thomas C. Crowley                  Director, Executive Vice President and         January 26, 2001
------------------------------         Chief Operating Officer
Thomas C. Crowley


/s/ Thomas E. Krebbeks                 Vice President, Chief Financial                January 26, 2001
------------------------------         Officer and Treasurer (Principal
Thomas E. Krebbeks                     Financial and Accounting Officer)


/s/ Alexander Pobedinsky               Vice President, Secretary and                  January 26, 2001
------------------------------         General Counsel
Alexander Pobedinsky


/s/ William D. Matthews                Director                                       January 26, 2001
------------------------------
William D. Matthews


/s/ Wallace J. McDonald                Director                                       January 26, 2001
------------------------------
Wallace J. McDonald


/s/ David P. O'Hara                    Director and Assistant Secretary               January 26, 2001
------------------------------
David P. O'Hara


/s/ Raymond T. Ryan                    Director and Assistant Treasurer               January 26, 2001
------------------------------
Raymond T. Ryan


/s/ J. Patrick Barrett                 Director                                       January 26, 2001
------------------------------
J. Patrick Barrett


/s/ David S. Evans                     Director                                       January 26, 2001
------------------------------
David S. Evans

----------------------------------------------------------------------------------------------------------------
Coyne International Enterprises Corp. and Subsidiaries
----------------------------------------------------------------------------------------------------------------
Schedule II - Valuation and Qualifying Accounts and Reserves
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
             Description                   Balance at         Charged to      Charges for Which   Balance at End
                                         Beginning of Year    Costs and         Reserves were         of Year
                                                              Expenses            Created
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
----------------------------------------------------------------------------------------------------------------
           October 31, 1998                   10,785          314,684            (302,171)             23,298
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           October 31, 1999                   23,298          374,605            (329,220)             68,683
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           October 31, 2000                   68,683          989,547            (716,887)            341,343
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Reserve for Obsolete Inventory
----------------------------------------------------------------------------------------------------------------
           October 31, 1998                        -           62,282                   -              62,282
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           October 31, 1999                   62,282           76,735                   -             139,017
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           October 31, 2000                  139,017           24,310                   -             163,327
----------------------------------------------------------------------------------------------------------------

         Coyne International Enterprises Corp. and Subsidiaries

         Consolidated Financial Statements

         October 31, 2000 and 1999

                       Report of Independent Accountants


The Board of Directors
Coyne International Enterprises Corp.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(i) on page 24 present fairly, in all materials respects, the financial position of Coyne International Enterprises Corp. and Subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Syracuse, New York
January 25, 2001

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets
October 31, 2000, and 1999
--------------------------------------------------------------------------------

Assets                                                                          2000                1999
Current assets:
    Cash and cash equivalents                                             $      909,340      $     213,407
    Accounts receivable, less allowance
      for doubtful accounts of approximately $341,000 in 2000                 16,929,975         16,768,958
    Inventories                                                               12,725,141          7,371,395
    Rental merchandise in service                                             32,712,967         27,838,084
    Prepaid expenses and other assets                                            698,768            796,094
                                                                          --------------      -------------
        Total current assets                                                  63,976,191         52,987,938
                                                                          --------------      -------------

Property, plant and equipment, at cost:
    Land                                                                       2,432,180          2,467,218
    Buildings and improvements                                                39,829,930         39,953,310
    Machinery and equipment                                                   42,729,434         39,878,736
    Vehicles                                                                  11,420,295         10,419,800
    Construction in process                                                    1,505,965          3,133,970
                                                                          --------------      -------------
                                                                              97,917,804         95,853,034
    Less:  Accumulated depreciation                                          (54,100,700)       (49,299,325)
                                                                          --------------      -------------
        Total property, plant and equipment                                   43,817,104         46,553,709
                                                                          --------------      -------------

Other assets:
    Purchased routes and acquisition intangibles, net                         17,239,942         17,062,547
    Deferred financing costs, net                                              2,322,568          2,606,593
    Deferred income taxes                                                      3,724,623          2,190,000
    Other                                                                        202,521            444,795
                                                                          --------------      -------------
        Total other assets                                                    23,489,654         22,303,935
                                                                          --------------      -------------

        Total Assets                                                      $  131,282,949      $ 121,845,582
                                                                          --------------      -------------


  The accompanying notes are an integral part of the consolidated financial statements.
                                  (continued)

Coyne International Enterprises Corp. and Subsidiaries

October 31, 2000 and 1999
--------------------------------------------------------------------------------

Liabilities and Shareholders' Equity (Deficit)                                         2000                 1999
Current liabilities:
    Current maturities of long-term obligations                                 $   3,385,619        $   3,214,908
    Accounts payable                                                                8,934,685            7,667,885
    Accrued expenses:
      Salaries and employee benefits                                                4,714,396            5,297,557
      Accrued interest                                                              3,655,175            3,903,155
      Other                                                                         2,268,201            2,777,952
    Deferred income taxes                                                          12,032,060           10,000,000
                                                                                --------------       --------------
        Total current liabilities                                                  34,990,136           32,861,457

Long-term obligations, net of current maturities                                  102,811,292           94,332,429
Other liabilities                                                                   2,170,095            3,083,508
                                                                                --------------       --------------
        Total liabilities                                                         139,971,523          130,277,394
                                                                                --------------       --------------

Shareholders' equity (deficit):
    Preferred stock - 5% non-cumulative, non-voting, callable at par:
      Class A - $100 par value; 30,000 shares authorized,
        23,107 shares issued and outstanding in 2000 and 1999                       2,310,700            2,310,700
      Class B - $500 par value; 5,000 shares authorized,
        4,991 shares issued, 2,991 shares outstanding
         in 2000 and 1999                                                           2,495,500            2,495,500
    Common stock - $.01 par value:
      Class A - voting; 100,000 shares authorized, 2,923 shares
        issued and outstanding in 2000 and 1999                                            29                   29
      Class B - non-voting, 99,000 shares authorized,
        74,030 shares issued and outstanding in 2000 and 1999                             740                  740
    Additional paid-in capital                                                        849,512              849,512
    Retained earnings (deficit)                                                   (12,212,139)         (12,030,088)
                                                                                --------------       --------------
                                                                                   (6,555,658)          (6,373,607)
    Less:
      Treasury stock; 2,000 shares of
        Class B preferred stock at cost                                              (166,667)            (166,667)
      Shareholder receivables                                                      (1,966,249)          (1,891,538)
                                                                                --------------       --------------
        Total shareholders' equity (deficit)                                       (8,688,574)          (8,431,812)
                                                                                --------------       --------------

Commitments and contingent liabilities (Note 8)

        Total Liabilities and Shareholders' Equity (Deficit)                    $ 131,282,949        $ 121,845,582
                                                                                --------------       --------------

   The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

October 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                    2000               1999              1998
Revenue:
    Rental operations                                           $140,318,365       $135,771,890      $128,666,244
    Direct sales                                                   9,972,107         10,439,832        10,070,299
                                                             ----------------  -----------------  ----------------
                                                                 150,290,472        146,211,722       138,736,543
                                                             ----------------  -----------------  ----------------

Operating expenses:
    Cost of rental operations                                    102,531,967         98,812,269        93,520,245
    Cost of direct sales                                           5,888,754          6,907,257         7,079,717
    Selling and administrative expenses                           23,743,858         24,851,229        22,597,206
    Depreciation and amortization                                  6,469,505          5,805,699         5,300,801
                                                             ----------------  -----------------  ----------------
                                                                 138,634,084        136,376,454       128,497,969
                                                             ----------------  -----------------  ----------------

        Income from operations                                    11,656,388          9,835,268        10,238,574

Interest expense, including redemption of
    common stock warrants of $17,257,000 in 1998                  11,208,439         10,841,533        25,401,922
                                                             ----------------  -----------------  ----------------

        Income (loss) before income
          taxes and extraordinary item                               447,949         (1,006,265)      (15,163,348)

Income tax expense (benefit)                                         630,000            (55,000)          640,188
                                                             ----------------  -----------------  ----------------

        Loss before extraordinary item                              (182,051)          (951,265)      (15,803,536)

Extraordinary loss on debt retirement,
    net of tax benefit of $365,000                                         -                  -           939,055
                                                             ----------------  -----------------  ----------------

        Net Loss                                                    (182,051)          (951,265)      (16,742,591)

Retained earnings (deficit), beginning of year                   (12,030,088)       (11,078,823)        5,663,768
                                                             ----------------  -----------------  ----------------

        Retained Earnings (Deficit), End of Year                $(12,212,139)      $(12,030,088)     $(11,078,823)
                                                             ----------------  -----------------  ----------------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended October 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                       2000           1999               1998
Cash flows from operating activities:
   Net loss                                                      $   (182,051)  $   (951,265)    $  (16,742,591)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation of property, plant and equipment                 4,605,811      4,030,873          3,055,183
      Amortization of capitalized leases                            1,073,401      1,073,401          1,504,000
      Amortization of acquisition intangibles                         790,293        701,425            741,618
      Amortization of deferred financing costs                        334,025        355,249            513,571
      Extraordinary loss on retirement of debt, net                                                     939,055
      Provision for deferred income taxes                             497,437       (125,000)          (180,000)
      Changes in operating assets
        and operating liabilities:
         Accounts receivable                                         (161,017)    (2,555,923)        (2,463,969)
         Inventories                                               (5,208,076)      (525,002)        (1,714,532)
         Rental merchandise in service                             (4,874,883)       499,218         (4,727,551)
         Prepaid expenses and other assets                            339,600        108,642           (245,407)
         Accounts payable, accrued expenses,
           and other liabilities                                     (987,505)    (2,806,713)         4,004,526
                                                                 ------------   ------------     --------------
      Net cash used in operating activities                        (3,772,965)      (195,095)       (15,316,097)
                                                                 ------------   ------------     --------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                       (2,940,808)    (7,713,393)        (6,618,835)
   Acquisition of business, net of cash acquired                   (1,115,157)    (1,467,052)          (238,844)
                                                                 ------------   ------------     --------------
      Net cash used in investing activities                        (4,055,965)    (9,180,445)        (6,857,679)
                                                                 ------------   ------------     --------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                              50,637,540     50,558,770        172,310,156
   Payments under long-term borrowings                            (41,987,966)   (41,549,085)      (143,890,527)
   Decrease in bank overdrafts                                                                       (1,700,982)
   Redemption of common stock warrants
   Increase in shareholder receivables, net                           (74,711)      (403,564)        (1,743,086)
   Deferred financing costs incurred                                  (50,000)       (90,670)        (3,000,481)
                                                                 ------------   ------------     --------------
      Net cash provided by financing activities                     8,524,863      8,515,451         21,975,080
                                                                 ------------   ------------     --------------

      Net increase (decrease) in cash                                 695,933       (860,089)          (198,696)

Cash and cash equivalents:
   Beginning of year                                                  213,407      1,073,496          1,272,192
                                                                 ------------   ------------     --------------

      End of Year                                                $    909,340   $    213,407     $    1,073,496
                                                                 ============   ============     ==============

Supplemental disclosure of cash flow information:
   Interest paid, including in 1998 the redemption
     of redeemable common stock warrants                         $ 11,117,560   $  9,758,977     $   20,917,150
   Income taxes paid                                                   55,372         74,959            201,922
   Seller financed debt                                                                                 407,984

  The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

     Business Description

     Coyne International Enterprises Corp., (the Company), is a full-service provider of work garments, shop towels, floor mats, dust mops, and other accessories. The Company manufactures, rents, cleans, and sells these items throughout the eastern United States.

     Principles of Consolidation and Revenue Recognition

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts have been eliminated.

     The Company recognizes rental revenues when the services are performed. Direct sales are recognized when products are shipped to customers.

     Fiscal Year

     The Company's fiscal year ends on the last Saturday in October. Fiscal years 2000, 1999, and 1998 were 52, 52, and 53 weeks long, respectively. For convenience, the dating of the accompanying financial statements, and notes herein, have been labeled as of and for the years ended October 31, 2000, 1999, and 1998, rather than the actual fiscal year end dates.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less, at date of purchase, to be cash equivalents.

     Inventories

     The Company accounts for its inventory on the lower of first-in, first-out
     (FIFO) cost or market.

     Rental Merchandise in Service

     Rental garments, mats and towels in service are carried at cost and amortized on a straight-line basis over their estimated income-producing lives, ranging principally from 10 to 60 months. Effective November 1, 1999, the Company changed the related amortization periods, on a prospective basis, for certain rental merchandise in service, from 12 months to 18 months, which is more consistent with their respective useful lives. The impact on net income for the year ended October 31, 2000 was an increase of approximately $420,000, net of taxes of $380,000.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies (Continued)

     Property, Plant and Equipment

     The Company provides for depreciation on the straight-line method based on the following estimated useful lives, in years:

             Building improvements                   15-40
             Machinery and equipment                  3-10
             Vehicles                                 3-8

     Construction in process consists primarily of capital expenditures for plant renovations and vehicle re-builds. Maintenance and repairs are charged to expense when incurred.

     Purchased Routes and Acquisition Intangibles

     The Company's acquisitions of rental operations and routes have generally been accounted for by using the purchase method. The purchase method allocates the amounts paid to the net assets acquired based on their respective fair values. The amounts paid in excess of fair value of the acquired net assets and goodwill acquired after October 31, 1970, are amortized on a straight-line basis over 15-40 years. The Company assesses the recoverability of purchased routes and acquisition intangibles by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows and reviews for impairment whenever events or changes in circumstances, (e.g., plant closure), indicate that the carrying amount of an asset may not be fully recoverable.

     Routes acquired prior to November 1, 1970 are carried at a cost of $764,310. These intangibles are also regularly evaluated, and, in the opinion of management, have not diminished in value, and accordingly, have not been amortized.

     The Company has certain contracts with non-compete arrangements which are charged to operations on a straight-line basis over the periods of the respective agreements, which range from 5 to 10 years.

     Deferred Financing Costs

     Deferred financing costs incurred in obtaining long-term debt are stated at cost less accumulated amortization. Amortization of deferred financing costs is provided using the effective interest write-off method over the term of the obligation.

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

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies (Continued)

     Fair Value of Financial Instruments

     The carrying amount of cash, accounts receivable and trade accounts payable approximates fair value because of the short maturity of these instruments. The fair value of the Company's senior subordinated notes as of October 31, 2000 was approximately $60,000,000. The fair value of the Company's other long-term obligations approximated their carrying value at October 31, 2000.

     Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return, and, where required, state tax returns. Provisions for deferred taxes are recognized based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     Accounting Pronouncement

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to implement SAB No. 101 no later that the fourth quarter of its fiscal year ending October 31, 2001. The provisions of SAB No. 101 are not expected to have a material impact on the Company's consolidated financial statements.

     Recently Issued Accounting Statements: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities for fiscal years beginning after June 15, 2000. The FASB required all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. The Company will be required to implement SFAS No. 133 in the first quarter of the fiscal year ending October 31, 2001. The impact of the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations, although it may result in additional disclosure in the future.

     Reclassification

     Certain prior year amounts have been reclassified to conform with current year presentation.

2.   Liquidity

     The Company is highly leveraged with total indebtedness of approximately $106,000,000 and a shareholder deficit of approximately $8,700,000. Accordingly, the Company's primary source of liquidity has been cash flows from operations and borrowing under its existing credit facilities. In fiscal 2000, as a result of new business opportunities, the Company experienced increases in its inventory and uniforms in service. These increases directly accounted for the increase in the Company's revolving credit facility. As of October 31, 2000, after giving consideration to an amendment which increased the Company's line of credit, the Company had available borrowing capacity of approximately $3,200,000.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.   Liquidity (Continued)

     Over the next twelve months the Company is focusing on utilization of existing inventories and strategically increasing its revenue base through further penetration of new and existing markets. The continuation of tight capital expenditure control, improved operating profits, and the renewed focus on inventory control is expected to enhance the Company's liquidity position. Based on the fiscal 2001 operating budget, the Company expects that it will be able to meets its obligations as they become due, however, there can be no assurance.

     The Company's current credit facilities extend until 2003. However, management is presently evaluating its overall financial obligations to ensure adequate financing is available to fund its business operations, the anticipated cash flow requirements of the estate of the principal shareholder of the Company (Note 9), and any potential negative cash flow impact pertaining to the pending Internal Revenue Service examination (Note
     7).

3.   Acquisitions

     During 2000 and 1999, the Company acquired certain assets of industrial laundries in transactions accounted for as purchase transactions. The aggregate cash purchase price of these assets was allocated as follows:

                                                2000              1999

     Purchased routes                         $   956,000       $   939,000
     Covenants not to compete                      12,000           517,000
     Rental Garments                              145,000           132,000
     Equipment                                      2,000
                                              -----------       -----------
        Aggregate cash purchase price         $ 1,115,000       $ 1,588,000
                                              ===========       ===========

4.   Purchased Routes and Intangibles

     The components of purchased routes and acquisition intangibles are as follows at October 31:

                                                2000              1999

     Goodwill                                 $   764,310      $   764,310
     Purchased routes                          22,106,653       21,140,792
     Covenants not to compete                   1,945,288        1,953,844
                                              -----------      -----------
                                               24,816,251       23,858,946
     Less: Accumulated amortization            (7,576,291)      (6,796,399)
                                              -----------      -----------
                                              $17,239,960      $17,062,547
                                              ===========      ===========

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


5.   Leases

     Assets under capital leases, consisting primarily of machinery and equipment, are as follows at October 31:

                                                2000              1999

Cost                                         $ 7,943,705         $ 7,943,705
Less:  Accumulated amortization               (4,174,348)         (3,100,946)
                                             -----------         -----------
                                             $ 3,769,357         $ 4,842,759
                                             ===========         ===========

     The Company has noncancellable operating lease commitments for certain operating facilities, equipment, and vehicles. Rent expense under operating leases approximated $1,896,000, $1,969,000 and $2,476,000 during 2000,
     1999, and 1998, respectively. Minimum annual rental commitments at October 31, 2000 are as follows:

          2001                                       $1,469,024
          2002                                          695,966
          2003                                          608,714
          2004                                          389,515
          2005                                          198,619
          Thereafter                                    103,975
                                                     ----------
             Total minimum lease payments            $3,465,813
                                                     ==========

Coyne International Enterprises Corp. and Subsidiaries


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


6.     Long-Term Obligations

       As of October 31, long-term obligations consist of the following:

                                                                                      2000               1999
       Revolving credit facility borrowings, at variable rates
           ranging from the Bank of America prime plus
           .375% to LIBOR plus 2.25%                                              $ 19,061,035        $ 7,139,412
       Capital expenditure facility borrowings, at variable rates ranging from the Bank of America prime plus
           .625% to LIBOR plus 2.50%, payable in various
           installments through 2003                                                 4,347,629          3,877,571
       Acquisition facility borrowings, at variable rates ranging from the Bank of America prime plus .625% to LIBOR
           plus 2.5%, payable in various installments through 2003                   1,201,113          1,801,670
       Capital lease obligations, at various rates ranging from
           8.2% to 9.5%, payable through 2003                                        3,160,299          4,504,919
       Industrial Development Revenue Bonds payable in
           installments with interest variable, (10% at
           October 31, 2000), through 2006                                           2,383,514          2,488,188
       Other debt obligations, at various rates ranging from
           6% to 10.3%, payable through 2003                                         1,043,321          2,735,577
       Senior subordinated notes due June 1, 2008.  Interest only
           payable semi-annually June 1 and December 1 at 11.25%                    75,000,000         75,000,000
                                                                              -----------------  -----------------
                                                                                   106,196,911         97,547,337
       Less: Current maturities                                                     (3,385,619)        (3,214,908)
                                                                              -----------------  -----------------
                                                                                  $102,811,292        $94,332,429
                                                                              -----------------  -----------------

       The prime rate at October 31, 2000 and 1999 was 9.50% and 8.25%, respectively. The LIBOR rate at October 31, 2000 and 1999 was 6.62% and 6.375%, respectively.

       (a) Under the Company's existing credit facility, (the Agreement), a revolving credit facility, (the Revolver), is available to the Company through November 1, 2003, extending automatically for successive periods of one year each, at the discretion of the lender, but in no event later than November 1, 2008. Collateral pledged under the Agreement includes all inventory, rental merchandise in service and accounts receivable. Based upon the January 25, 2001 amended credit facility, the maximum available credit is computed based on eligible accounts receivable, inventory and uniforms in service, as defined and may not exceed $30,000,000. As of October 31, 2000, after giving consideration to the January 25, 2001 amendment, the Company has approximately $3,200,000 available under the Revolver.

            The terms of the Agreement include various covenants, which provide, among other things, for the maintenance of certain minimum levels of cash flow and limitations on leverage and capital expenditures at defined measurement dates. As of October 31, 2000, the Company was in compliance with all debt covenants.

Coyne International Enterprises Corp. and Subsidiaries


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


6.     Long-Term Obligations (Continued)

            In addition, the Agreement includes a material adverse change clause which permits the Bank to call its debt in the event of a material adverse change in the business. Management does not anticipate any such adverse changes in the next twelve months; however, there can be no assurances.

            The Agreement also provides for an acquisition facility of up to $10,000,000 and a capital expenditure facility of up to $15,000,000 after the January 25, 2001 amendment. The Agreement calls for annual mandatory prepayments of these facilities if sufficient excess cash flow is generated. A mandatory prepayment is not required in fiscal 2000 based upon financial results for the year ended October 31, 2000. In the event of termination of the Revolver, all unpaid balances under the acquisition and capital expenditure facilities will become due.

       (b) On June 26, 1998, pursuant to a purchase agreement dated June 23, 1998, the Company sold, at par, $75,000,000 of 11-1/4% Senior Subordinated Notes due 2008, (the Notes). The proceeds of the Notes were used primarily to retire certain existing debt obligations, redeem outstanding redeemable common stock warrants, and for general corporate purposes.

            The Notes are redeemable at the option of the Company after May 31, 2003 at redemption prices beginning at 105.625% and declining to 100.0% in 2006. The Note agreement includes covenants which restrict the ability of the Company to incur additional indebtedness, pay dividends, issue preferred stock and make certain restricted payments, as defined.

            In May 1998, the Company entered into an agreement with its then existing senior subordinated noteholders to redeem the outstanding common stock warrants for $19,000,000 comprised of $6,000,000 for the warrants, $11,000,000 for an early termination fee and $2,000,000 for a management fee. The excess of this settlement over the book value of the stock warrants has been reported as a charge to interest expense of $17,257,000 in the accompanying financial statements.

            In connection with the retirement of debt obligations discussed above, the Company recognized an extraordinary charge of $939,055, net of a $365,000 income tax benefit, for the write-off of related deferred financing and unamortized issue discounts.

       At October 31, 2000, payments due on all debt obligations for each of the next five years and thereafter are as follows:

                                               Long-Term    Capital Lease       Total
                                                  Debt       Obligations     Obligations
           2001                             $   2,224,039    $1,161,580    $   3,385,619
           2002                                 2,030,932     1,169,403        3,200,335
           2003                                21,616,016       829,316       22,445,332
           2004                                    88,565             -           88,565
           2005                                    97,839             -           97,839
           2006 and thereafter                 76,979,221             -       76,979,221
                                            -------------    ----------    -------------
                                            $ 103,036,612    $3,160,299    $ 106,196,911
                                            =============    ==========    =============

Coyne International Enterprises Corp. and Subsidiaries


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


7.     Income Taxes

       Pending Internal Revenue Service Audit

       The Internal Revenue Service (the "Service") is currently examining the consolidated federal income tax returns of the Company for the years ended October 31, 1997 and 1998. During the course of this examination, the Service has proposed certain adjustments to these returns. The proposed adjustments relate primarily to the timing of deductions taken for certain in-service inventory items. The Company is in the process of responding to these proposed adjustments and intends to vigorously contest the Service's proposed adjustments. However, there can be no assurances that the Company will successfully defend its position.

       Other

       The components of income tax expense (benefit) for the years ended October 31, were as follows:

                                                     2000              1999            1998
       Current:
           Federal                                $  76,310         $       -        $ 265,000
           State                                     56,253            70,000          190,000
                                                  ----------        ----------       ----------
                                                    132,563            70,000          455,000
       Deferred                                     497,437          (125,000)         185,188
                                                  ----------        ----------       ----------
             Income tax expense (benefit)         $ 630,000         $ (55,000)       $ 640,188
                                                  ----------        ----------       ----------

       For income tax purposes, the Company has net operating loss and alternative minimum tax (AMT) credit carryforwards of approximately $13,142,000 and $1,860,000, respectively. The net operating loss carryforward expires through 2020 and the AMT credit is available indefinitely. Realization of the deferred income tax assets relating to these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon results of operations or through the reversal of future taxable income, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this.

       A reconciliation of the federal statutory income tax rate and the Company's effective income tax rate is as follows:

                                                  2000        1999        1998

       Statutory tax rate (recoverable)           34.0%      (34.0)%     (34.0)%
       State taxes, net of federal benefit        24.9         3.8          .6
       Non-deductible items                       78.0        29.5        36.0
       Other                                       3.7        (4.8)        1.6
                                                ------      -------      ------
                                                 140.6%       (5.5)%       4.2%
                                                -------     -------      ------


       Non-deductible items include amortization of certain purchased routes and other intangibles, and a portion of meals and entertainment expenses.

Coyne International Enterprises Corp. and Subsidiaries


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


7.     Income Taxes (Continued)

       The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at October 31, were as follows:

                                                                                     2000               1999
       Current:
           Rental garments in service                                             $ (12,762,718)     $ (10,786,000)
           Inventory                                                                     50,302             28,000
           Accrued expenses                                                             680,356            758,000
                                                                               -----------------  -----------------
               Current deferred tax liability                                       (12,032,060)       (10,000,000)
                                                                               -----------------  -----------------

       Non-current:
           Fixed assets                                                              (5,099,476)        (4,074,477)
           Other liabilities                                                          1,715,059          1,118,728
           Alternative minimum tax credit carryforward                                1,860,000          1,860,000
           Net operating loss carryforward                                            5,249,040          3,285,749
                                                                               -----------------  -----------------
               Non-current deferred tax asset                                         3,724,623          2,190,000
                                                                               -----------------  -----------------
               Net deferred tax liability                                          $ (8,307,437)      $ (7,810,000)
                                                                               -----------------  -----------------

8.     Commitments and Contingent Liabilities

       The Company and its operations are subject to various federal, state and local regulations relating to environmental matters, including laws which require the investigation and, in some cases, remediation of environmental contamination. The Company's policy is to accrue and charge to operations environmental investigation and remediation expenses on an undiscounted basis when it is probable that a liability has been incurred and an amount is reasonably estimable.

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

9.     Related Party Transactions

       Shareholder Redemptions

       In fiscal 2000, the principal shareholder of the Company passed away. As a result, the estate of the shareholder will be required to pay certain estate tax liabilities over an estimated fifteen-year period. Although the Company has no legal obligation or agreement to purchase or redeem any of the preferred or common stock of the Company held by the estate, it is anticipated that the Company will redeem or purchase certain shares of stock held by the estate in order for the estate to meet its tax obligations as they become due.

Coyne International Enterprises Corp. and Subsidiaries


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


9.     Related Party Transactions (Continued)

       Shareholder Redemptions (Continued)

       The Company, under the indenture for its senior subordinated notes, is permitted to redeem equity interests of the Company in order to satisfy estate-planning obligations of the estate of the principal shareholder. However under the provisions of the indenture, the annual redemptions are not permitted to exceed $1.0 million in each of the second, third, fourth, fifth and sixth calendar years and $2.25 million in each of the seventh, eighth, ninth and tenth calendar years following the death of the shareholder, plus an additional $2.0 million in calendar year 2003, subject to certain provisions.

       Other

       At the Company's discretion, the Company had made salary continuation payments totaling $100,000 per year to each of J. Stanley Coyne, a principal shareholder of the Company, and Gerald Coyne, a son of J. Stanley Coyne, including payments of such amounts in each of the last three fiscal years. In addition, at the Company's discretion it has paid certain medical and personal expenses of J. Stanley Coyne aggregating approximately $150,000, $93,000, and $112,000 during the fiscal years ended October 31, 2000, 1999, and 1998, respectively. The salary continuation and medical expense payments ceased during fiscal 2000 upon the death of J. Stanley Coyne.

       Included in shareholder receivables is an outstanding note receivable from the estate of J. Stanley Coyne in the amount of $1,264,355. This note bears interest at the Applicable Federal Rate as defined by the Internal Revenue Service, 6.30%, at October 31, 2000. Interest income on the note was not recognized during the fiscal years ended October 31, 2000, 1999, and 1998. The total amount due as of October 31, 2000 is approximately $1,591,000. It is anticipated that this receivable will be settled through the redemption of either common or preferred stock held by the estate.

       Included in shareholder receivables at October 31, 2000 and 1999 are a note receivable and outstanding advancements, of approximately $445,000 and $434,000, respectively. These monies are due from Thomas M. Coyne, Chairman of the Board and President of the Company. The note receivable and advances are uncollateralized. Interest on the note accrues at 10% and is payable annually. The note matures August 31, 2007.

       During fiscal 2000, the Company made premium payments of $356,000 pursuant to a split-dollar life insurance agreement, (the "agreement"), between the Company and Thomas M. Coyne. The agreement relates to insurance policies on the life of Thomas M. Coyne and provides for a collateral assignment of such policies to the Company entitling it to recover the aggregate amount of premiums paid under the agreement. Furthermore, the Company is permitted to terminate the agreement at any time. As of October 31, 2000, the Company has paid aggregate premiums of $356,000 under this agreement. However, this recoverable amount is not reflected on the Company's balance sheet.

       As of October 31, 2000 and 1999 there are approximately $257,000 and $193,000, respectively, of interest bearing loans receivable from certain related family members as a result of monthly cash advances. Interest income on these notes was not recognized in 2000 and 1999. The advances are unsecured and bear interest at 9.5% per annum. The advances have no defined repayment terms, however, it is anticipated that these advances will be settled through redemptions of preferred and or common stock held by the estate of J. Stanley Coyne.

Coyne International Enterprises Corp. and Subsidiaries


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


10.    Pension Plans

       All full-time nonunion and certain union employees are eligible to participate in the Company's 401(k) plan after one year of service. The Company matches a portion of the employees' salary reduction contributions and can make additional contributions at its discretion. The Company contributions under the 401(k) plan, which vest over a five-year employment period, were approximately $421,000, $719,000, and $637,000 in 2000, 1999, and 1998, respectively. The Company has elected not to make a discretionary contribution in fiscal 2000. Certain employees of the Company are covered by union sponsored, collectively bargained, multi-employer pension plans (Union Plans). The Company charged to expense $1,390,000, $1,430,000, and $1,176,000 in 2000, 1999,
       and 1998, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

       The Company maintains a defined benefit plan for certain employees at one of its plants. The most recent valuation stated an accumulated plan benefit obligation of approximately $602,000 and plan assets with a fair market value of approximately $1,323,000.

11.    Summarized Financial Information of Certain Subsidiaries

       The following table presents summarized financial information for the following wholly-owned subsidiaries of Coyne International Enterprises
       Corp.: Blue Ridge Textile Manufacturing, Inc., and Ohio Garment Rental, Inc. on a combined basis at October 31, or for the year then ended:

                                                                                         2000              1999
       Balance sheets:
           Current assets                                                             $6,961,329        $6,376,826
           Noncurrent assets                                                           3,608,387         3,815,243
           Current liabilities                                                         3,598,813         3,419,888
           Noncurrent liabilities                                                        189,000           175,000

                                                                               Year Ended October 31,
                                                                  ------------------------------------------------
                                                                    2000              1999              1998
       Statement of operations:
           Revenues                                               $ 14,813,000      $ 16,654,447      $ 17,080,000
           Operating expenses                                       13,669,000        15,330,667        15,482,000
           Operating income                                          1,144,000         1,323,780         1,598,000
           Income (loss) before extraordinary loss                     263,000           329,993        (1,365,000)
           Net income (loss)                                           263,000           329,993        (1,365,000)

       The Company has not provided separate financial statements and other disclosures for its wholly-owned subsidiaries because management has determined that such information is not material to investors.

Coyne International Enterprises Corp. and Subsidiaries


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


12.    Fourth Quarter Adjustments

       In the fourth quarter of fiscal 2000, the Company recognized the effect of certain adjustments, which resulted in an increase to net income. These adjustments, on a pre-tax basis, relate to the receipt of life insurance death benefits of $165,000, reversal of accruals for deferred compensation arrangements and discretionary contributions to a benefit plan no longer required of $1,055,000. In aggregate the impact of these adjustments is an increase to net income of $732,000 net of taxes of $488,000.