Form 10-Q
period 2001-01-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2001-03-14
CIK 1066242

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended January 31, 2001

                                      or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ______________

                      Commission File No.  0-11399
                                           -------

                     COYNE INTERNATIONAL ENTERPRISES CORP.
                    BLUE RIDGE TEXTILE MANUFACTURING, INC.
                           OHIO GARMENT RENTAL, INC.

--------------------------------------------------------------------------------
     (Exact name of Registrants as specified in their respective charters)


                      New York                                  16-6040758
                       Georgia                                  58-2018333
                        Ohio                                    34-1261376

---------------------------------------------------------  ---------------------------------------------------
    (State or Other Jurisdiction of Incorporation                  (IRS Employer Identification No.)
                  or Organization)


       140 Cortland Avenue, Syracuse, New York                                   13221
---------------------------------------------------------  ---------------------------------------------------
      (Address of Principal Executive Offices)                                (Zip Code)

       Registrant's Telephone Number, Including Area Code:         (315)475-1626
                                                                   -------------

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

YES: X      NO

                      TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I.               Financial Information:

Item 1.           Financial Statements

                  Consolidated Balance Sheets ...................................................................    3

                  Unaudited Consolidated Statements of Operations ...............................................    5

                  Unaudited Consolidated Statements of Cash Flows................................................    6

                  Notes to Unaudited Consolidated Financial Statements...........................................    7

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................................   16


PART II.          Other Information

Item 1.           Legal Proceedings..............................................................................   17

Item 2.           Changes in Securities and Use of Proceeds......................................................   17

Item 3.           Defaults Upon Senior Securities................................................................   17

Item 4.           Submission of Matters to a Vote of Security Holders............................................   17

Item 5.           Other Information..............................................................................   17

Item 6.           Exhibits and Reports on Form 8-K...............................................................   17

Signatures        ...............................................................................................   18


PART I.               Financial Information

Item 1.               Financial Statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets

================================================================================

                                                                                               January 31,           October 31,
      Assets                                                                                      2001                  2000
      ------                                                                              ------------------   ------------------
                                                                                             (unaudited)
      Current Assets:
        Cash and cash equivalents                                                               $   693,312          $   909,340
        Accounts receivable, less allowance for doubtful accounts
          of $381,000 in January and $341,000 in October                                         17,544,437           16,929,975
        Inventories                                                                              11,762,422           12,725,141
        Rental merchandise in service                                                            33,118,843           32,712,967
        Prepaid expenses and other assets                                                           642,469              698,768
                                                                                              -------------        -------------
               Total current assets                                                              63,761,483           63,976,191

      Property, plant and equipment, at cost:

        Land                                                                                      2,432,180            2,432,180
        Buildings and improvements                                                               41,412,438           39,829,930
        Machinery and equipment                                                                  41,521,592           42,729,434
        Vehicles                                                                                 11,573,483           11,420,295
        Construction in process                                                                   1,519,560            1,505,965
                                                                                              -------------        -------------
                                                                                                 98,459,253           97,917,804
        Less:  Accumulated depreciation                                                         (55,465,017)         (54,100,700)
                                                                                              -------------        -------------
               Total property, plant and equipment                                               42,994,236           43,817,104

      Other assets:
        Purchased routes and acquisition intangibles, net                                        17,044,767           17,239,942
        Deferred financing costs, net                                                             2,236,076            2,322,568
        Deferred income taxes                                                                     4,324,623            3,724,623
        Other                                                                                       148,944              202,521
                                                                                              -------------        -------------
               Total other assets                                                                23,754,410           23,489,654

                                                                                              -------------        -------------
                                                                                              $ 130,510,129        $ 131,282,949
                                                                                              =============        =============

See notes to unaudited consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets

--------------------------------------------------------------------------------


                                                                                             January 31,            October 31,
      Liabilities and Shareholders' Equity (Deficit)                                            2001                   2000
      ----------------------------------------------                                      ------------------    -----------------
                                                                                             (unaudited)
      Current Liabilities:
        Current maturities of long-term obligations                                          $    3,294,841       $    3,385,619
        Accounts payable                                                                         11,789,742            8,934,685
        Accrued expenses:
          Salaries and employee benefits                                                          3,832,298            4,714,396
          Accrued interest                                                                        1,586,839            3,655,175
          Other                                                                                   3,103,567            2,268,201
        Deferred income taxes                                                                    12,108,370           12,032,060
                                                                                          -----------------     ----------------
               Total current liabilities                                                         35,715,657           34,990,136

      Long-term obligations, net of current maturities                                          102,288,944          102,811,292
      Other liabilities                                                                           2,243,825            2,170,095
                                                                                          -----------------     ----------------
               Total liabilities                                                                140,248,426          139,971,523
                                                                                          -----------------     ----------------

      Shareholders' equity (deficit):
        Preferred stock - 5% non-cumulative, non-voting, callable at par:
          Class A - $100 par value; 30,000 shares authorized, 23,107
               Shares issued and outstanding.                                                     2,310,700            2,310,700
          Class B - $500 par value; 5,000 shares authorized, 4,991
               Shares issued, 2,991 shares outstanding.                                           2,495,500            2,495,500
        Common stock - $.01 par value:
          Class A - voting; 100,000 shares authorized, 2,923 shares
               Issued and outstanding.                                                                   29                   29
          Class B - non-voting; 99,000 shares authorized, 74,030 shares
               Issued and outstanding.                                                                  740                  740
        Additional paid-in capital                                                                  849,512              849,512
        Retained earnings (deficit)                                                             (13,101,190)         (12,212,139)
        Accumulated other comprehensive loss                                                       (138,599)
                                                                                          -----------------     ----------------
                                                                                                 (7,583,308)          (6,555,658)
        Less:
          Treasury stock, 2,000 shares of Class B preferred stock
               at cost                                                                             (166,667)            (166,667)
          Shareholder receivables                                                                (1,988,322)          (1,966,249)
                                                                                          -----------------     ----------------
               Total shareholders' equity (deficit)                                              (9,738,297)          (8,688,574)
                                                                                          -----------------     ----------------
                                                                                             $  130,510,129       $  131,282,949
                                                                                          =================     ================

See notes to unaudited consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Operations


                                                   Three Months Ended
                                                      January 31,
                                          ------------------------------------
                                               2001                 2000
                                          ----------------     ---------------
                                                      (Unaudited)
Revenue:
   Rental operations                    $      35,521,305    $      34,789,711
   Direct sales                                 2,622,199            2,349,296
                                          ---------------      ---------------
                                               38,143,504           37,139,007
                                          ---------------      ---------------

Operating expenses:
   Cost of rental operations                   26,935,442           25,241,081
   Cost of direct sales                         1,636,903            1,576,042
   Selling, general and administrative          6,407,881            5,858,518
   Depreciation and amortization                1,558,073            1,525,673
                                          ---------------      ---------------
                                               36,538,299           34,201,314
                                          ---------------      ---------------

     Income from operations                     1,605,205            2,937,693

Interest expense                                2,995,256            2,793,313
                                          ---------------      ---------------


     Income (loss) before income taxes         (1,390,051)             144,380

Income tax expense (benefit)                     (501,000)             150,000
                                          ---------------      ---------------

     Net Loss                           $        (889,051)    $         (5,620)
                                                 ========               ======


See notes to unaudited consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    Three Months
                                                                                                  Ended January 31,
                                                                                         ------------------------------------
                                                                                               2001                2000
                                                                                         ------------------------------------
                                                                                                     (unaudited)
      Cash flows from operating activities:
        Net loss                                                                              $  (889,051)         $  (5,620)
        Adjustments to reconcile net loss to net
           cash provided by (used in) operating activities:
             Depreciation of property, plant and equipment                                      1,095,967          1,081,964
             Amortization of capitalized leases                                                   268,350            268,350
             Amortization of acquisition intangibles                                              195,175            185,791
             Amortization of deferred financing costs                                              86,492             88,813
             Provision for deferred income taxes                                                 (523,690)            41,000
             Changes in operating assets and operating liabilities:
                Accounts receivable                                                              (614,462)        (1,012,224)
                Inventories                                                                       962,719         (1,322,101)
                Rental merchandise in service                                                    (405,876)           269,009
                Prepaid expenses and other assets                                                 109,876            149,380
                Accounts payable, accrued expenses, and other liabilities                         813,719         (1,712,567)
                                                                                         -----------------    ---------------
             Net cash provided by (used in) operating activities                                1,099,219         (1,968,205)
                                                                                         -----------------    ---------------

      Cash flows from investing activities:
        Purchase of property, plant and equipment                                                (541,449)        (1,392,279)
        Acquisition of business, net of cash acquired                                                   0           (221,938)
                                                                                         -----------------    ---------------
             Net cash used in investing activities                                               (541,449)        (1,614,217)
                                                                                         -----------------    ---------------

      Cash flows from financing activities:
        Proceeds from long-term borrowings                                                     11,243,933         13,770,643
        Payments under long-term obligations                                                  (11,857,059)       (10,328,240)
        Other                                                                                    (160,672)           (15,198)
                                                                                         -----------------    ---------------
             Net cash provided by (used in) financing activities                                 (773,798)         3,427,205
                                                                                         -----------------    ---------------
             Net decrease in cash                                                                (216,028)          (155,217)

      Cash and cash equivalents:
        Beginning of period                                                                       909,340            213,407
                                                                                         -----------------    ---------------
        End of period                                                                           $ 693,312           $ 58,190
                                                                                         =================    ===============

      Supplemental disclosure of cash flow information:
        Interest paid                                                                          $4,975,391        $ 4,786,959
        Income taxes paid                                                                          27,232             11,734

See notes to unaudited consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)


1.  Basis of Presentation

The accompanying consolidated financial statements of Coyne International Enterprises Corp. and Subsidiaries, (the Company), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, quarterly results include all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

The Company uses a fifty-two/fifty-three week fiscal year ending on the last Saturday of October, with quarterly interim periods of thirteen weeks. For convenience, the dating of the accompanying financial statements, and notes, herein, have been labeled as of and for the periods ending January 31, 2001, October 31, 2000 and January 31, 2000 rather than the actual period-end dates.

Operating results for the three-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001.

2.  Long-term Obligations

At January 31, 2001 the Company was not in compliance with certain bank financial covenants. Subsequent to January 31, 2001 the Company obtained waivers of such non-compliance. In addition, in March 2001, the Company amended certain of its financial covenants. Under the terms of the amendment the maximum credit available under the Company's bank revolving credit facility has been increased by $8,198,000 to $38,198,000, subject to certain collateral limitations. In addition, credit available under the bank acquisition facility has been reduced by $8,198,000 thereby eliminating all future availability under this acquisition facility.

As of January 31, 2001, after giving consideration to the March 13, 2001 amendment, the Company had approximately $5.5 million available under its revolving credit facility. Other bank credit facilities totaling $21.7 million are in place and become available based on eligible collateral and other limitations.

3.  Income Taxes

The Company's effective tax rate differs from the federal statutory rate of 34% due to state taxes and certain expenses that are not deductible for tax purposes. These non-deductible items include the amortization of certain intangible assets and a portion of certain meals and entertainment expenses.

4.  Derivative Instruments and Hedging Activities

The Company maintains an interest-rate risk-management strategy that uses interest rate swaps to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goals are (1) to manage interest-rate sensitivity by modifying the repricing or maturity characteristics of certain of its debt and (2) to lower, (where possible), the cost of its borrowed funds. The Company uses interest-rate swaps to convert a portion of its variable-rate debt to fixed rates. At January 31, 2001, the notional amount of such debt was $5,204,170.

The Company adopted Statement of Financial Accounting Standards No. 133, (SFAS
133), Accounting for Derivative Instruments and Hedging Activities, on November 1, 2000. Under SFAS 133, the Company's existing interest rate swaps have been designated as highly effective cash flow hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $138,599 in other comprehensive income to recognize this cash flow hedge at fair value.

5.  Reclassification

Certain amounts have been reclassified to conform with the fiscal 2001 presentation.

6.  Comprehensive Income

The components of comprehensive income (loss) were as follows:

                                          Three Months           Three Months
                                             ended                  ended
                                        January 31, 2001       January 31, 2000
                                        ----------------       ----------------

Net loss                                      ($ 889,051)             ($  5,620)
Other comprehensive loss:
     Unrealized holding losses                  (138,599)                      0

Comprehensive loss                           ($1,027,650)             ($  5,620)
                                             ============             ==========

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)


7.  Consolidating Financial Statements

On June 26, 1998, the Company sold $75,000,000 of 11-1/4% Senior Subordinated Notes due 2008, (the Notes). The Notes are jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company, (the Subsidiary Guarantors): Blue Ridge Textile Manufacturing, Inc. and Ohio Garment Rental, Inc. The following consolidating financial statements for the Company segregate the financial information of Coyne International Enterprises Corp. (the Parent Company) and the Subsidiary Guarantors.

Coyne International Enterprises Corp. And Subsidiaries

Consolidating Balance Sheets                                                             January 31, 2001
                                                                --------------------------------------------------------------------
                                                                    Parent         Subsidiary     Consolidating      Consolidated
      Assets                                                       Company         Guarantors     Adjustments           Totals
      ------                                                    ---------------  ---------------- ---------------  -----------------
      Current Assets:
        Cash and cash equivalents                                $     739,022    $      (45,710)                   $       693,312
        Accounts receivable                                         15,714,756         1,829,681                         17,544,437
        Inventories                                                  9,485,571         2,276,851                         11,762,422
        Rental merchandise in service                               30,448,526         2,670,317                         33,118,843
        Prepaid expenses and other assets                            9,026,821            60,368      (8,444,720)           642,469
                                                                ---------------  ---------------- ---------------  -----------------
           Total current assets                                     65,414,696         6,791,507      (8,444,720)        63,761,483

      Property, plant and equipment, at cost:                       89,574,937         8,884,316                         98,459,253
        Less:  Accumulated depreciation                            (49,823,429)       (5,641,588)                       (55,465,017)
                                                                ---------------  ---------------- ---------------  -----------------
           Total property, plant and equipment                      39,751,508         3,242,728               0         42,994,236

      Other assets:
        Purchased routes and acquisition intangibles, net           16,776,379           268,388                         17,044,767
        Deferred financing costs, net                                2,236,076                 0                          2,236,076
        Deferred income taxes                                        4,324,623                 0                          4,324,623
        Other                                                          148,944                 0                            148,944
                                                                ---------------  ---------------- ---------------  -----------------
           Total other assets                                       23,486,022           268,388               0         23,754,410

                                                                ---------------  ---------------- ---------------  -----------------
                                                                 $ 128,652,226    $   10,302,623   $  (8,444,720)   $   130,510,129
                                                                ===============  ================ ===============  =================

      Liabilities and Shareholders' Equity (Deficit)
      ----------------------------------------------

      Current Liabilities:
        Current maturities of long-term obligations              $   3,294,841                                      $     3,294,841
        Accounts payable                                            10,745,079         1,044,663                         11,789,742
        Accrued expenses:
          Salaries and employee benefits                             3,754,560            77,738                          3,832,298
          Accrued interest                                           1,586,839                 0                          1,586,839
          Other                                                      2,368,065           735,502                          3,103,567
        Deferred income taxes                                       12,108,370                 0                         12,108,370
                                                                ---------------  ---------------- ---------------  -----------------
           Total current liabilities                                33,857,754         1,857,903               0         35,715,657

      Long-term obligations, net of current maturities             102,288,944                                          102,288,944
      Other liabilities                                              2,243,825         2,407,812      (2,407,812)         2,243,825
                                                                ---------------  ---------------- ---------------  -----------------
           Total liabilities                                       138,390,523         4,265,715      (2,407,812)       140,248,426
                                                                ---------------  ---------------- ---------------  -----------------

      Shareholders' equity (deficit):
        Preferred stock                                              4,806,200                                            4,806,200
        Common stock                                                       769         1,250,019      (1,250,019)               769
        Additional paid-in capital                                     849,512           298,981        (298,981)           849,512
        Retained earnings (deficit)                                (13,101,190)        4,487,908      (4,487,908)       (13,101,190)
        Accumulated other comprehensive loss                          (138,599)                                            (138,599)
                                                                ---------------  ---------------- ---------------  -----------------
                                                                    (7,583,308)        6,036,908      (6,036,908)        (7,583,308)

        Less:
          Treasury stock, 2,000 shares of Class B preferred stock
           at cost                                                    (166,667)                                            (166,667)
          Shareholder receivables                                   (1,988,322)                                          (1,988,322)
                                                                ---------------  ---------------- ---------------  -----------------
           Total shareholders' equity (deficit)                     (9,738,297)        6,036,908      (6,036,908)        (9,738,297)
                                                                ---------------  ---------------- ---------------  -----------------
                                                                   128,652,226    $   10,302,623   $  (8,444,720)   $   130,510,129
                                                                ===============  ================ ===============  =================

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Balance Sheets                                                             October 31, 2000
                                                                 ------------------------------------------------------------------
                                                                    Parent         Subsidiary     Consolidating      Consolidated
      Assets                                                       Company         Guarantors      Adjustments          Totals
      ------                                                     -------------    --------------  --------------    ---------------
      Current Assets:
        Cash and cash equivalents                                $     955,728    $      (46,388)                   $       909,340

        Accounts receivable                                         15,243,854         1,686,121                         16,929,975
        Inventories                                                  9,487,201         3,237,940                         12,725,141
        Rental merchandise in service                               30,643,937         2,069,030                         32,712,967
        Prepaid expenses and other assets                           10,035,907            14,628      (9,351,767)           698,768
                                                                 -------------    --------------  --------------    ---------------
           Total current assets                                     66,366,627         6,961,331      (9,351,767)        63,976,191

      Property, plant and equipment, at cost:                       89,059,067         8,858,737                         97,917,804
        Less:  Accumulated depreciation                            (48,572,337)       (5,528,363)                       (54,100,700)
                                                                 -------------    --------------  --------------    ---------------
           Total property, plant and equipment                      40,486,730         3,330,374               0         43,817,104

      Other assets:
        Purchased routes and acquisition intangibles,  net          16,968,910           271,032                         17,239,942
        Deferred financing costs, net                                2,322,568                 0                          2,322,568
        Deferred income taxes                                        3,724,623                 0                          3,724,623
        Other                                                          202,521                 0                            202,521
                                                                 -------------    --------------  --------------    ---------------
           Total other assets                                       23,218,622           271,032               0         23,489,654

                                                                 -------------    --------------  --------------    ---------------
                                                                 $ 130,071,979    $   10,562,737  $   (9,351,767)   $   131,282,949
                                                                 =============    ==============  ==============    ===============

      Liabilities and Shareholders' Equity (Deficit)
      ----------------------------------------------

      Current Liabilities:
       Current maturities of long-term obligations               $   2,707,503    $      678,116                    $     3,385,619
       Accounts payable                                              8,934,685                                            8,934,685
       Accrued expenses:
          Salaries and employee benefits                             4,635,123            79,273                          4,714,396
          Accrued interest                                           3,655,175                                            3,655,175
          Other                                                      1,814,620           453,581                          2,268,201
       Deferred income taxes                                        12,032,060                                           12,032,060
                                                                 -------------    --------------  --------------    ---------------
           Total current liabilities                                33,779,166         1,210,970               0         34,990,136

      Long-term obligations, net of current maturities             102,811,292                                          102,811,292
      Other liabilities                                              2,170,095         3,242,883      (3,242,883)         2,170,095
                                                                 -------------    --------------  --------------    ---------------
           Total liabilities                                       138,760,553         4,453,853      (3,242,883)       139,971,523
                                                                 -------------    --------------  --------------    ---------------

      Shareholders' equity (deficit):
       Preferred stock                                               4,806,200                                            4,806,200
       Common stock                                                        769         1,250,019      (1,250,019)               769
       Additional paid-in capital                                      849,512           298,981        (298,981)           849,512
       Retained earnings (deficit)                                 (12,212,139)        4,559,884      (4,559,884)       (12,212,139)
                                                                 -------------    --------------  --------------    ---------------
                                                                    (6,555,658)        6,108,884      (6,108,884)        (6,555,658)

       Less:
          Treasury stock, 2,000 shares of Class B preferred stock
           at cost                                                    (166,667)                                            (166,667)
          Shareholder receivables                                   (1,966,249)                                          (1,966,249)
                                                                 -------------    --------------  --------------    ---------------
           Total shareholders' equity (deficit)                     (8,688,574)        6,108,884      (6,108,884)        (8,688,574)
                                                                 -------------    --------------  --------------    ---------------
                                                                 $ 130,071,979    $   10,562,737  $   (9,351,767)   $   131,282,949
                                                                 =============    ==============  ==============    ===============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statements of Operations

                                                                          Three Months Ended January 31, 2001
                                                         -----------------------------------------------------------------------

                                                              Parent            Subsidiary     Consolidating      Consolidated
                                                             Company            Guarantors     Adjustments           Totals
                                                         -----------------  -----------------  ----------------  ---------------
Revenue:
   Net rentals                                            $    33,207,510    $     2,313,795    $                 $  35,521,305
   Net sales                                                    1,177,481          3,919,672       (2,474,954)        2,622,199
                                                         -----------------  -----------------  ----------------  ---------------
                                                               34,384,991          6,233,467       (2,474,954)       38,143,504
                                                         -----------------  -----------------  ----------------  ---------------

Operating expenses:
   Cost of rentals                                             24,970,862          1,964,580                         26,935,442
   Cost of sales                                                  786,896          3,312,961       (2,462,954)        1,636,903
   Selling, general and administrative                          5,563,967            975,875         (131,961)        6,407,881
   Depreciation and amortization                                1,458,061            100,012                          1,558,073
                                                         -----------------  -----------------  ----------------  ---------------
                                                               32,779,786          6,353,428       (2,594,915)       36,538,299
                                                         -----------------  -----------------  ----------------  ---------------

      Income (loss) from operations                             1,605,205           (119,961)         119,961         1,605,205

Interest expense                                                2,995,256                                             2,995,256
                                                         -----------------  -----------------  ----------------  ---------------

      Income (loss) before income taxes                        (1,390,051)          (119,961)         119,961        (1,390,051)

Income taxes                                                     (501,000)           (47,984)           47,984         (501,000)
                                                         -----------------  -----------------  ----------------  ---------------

      Net income (loss)                                          (889,051)           (71,977)           71,977         (889,051)
                                                         =================  =================  ================  ===============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statements of Operations

                                                                          Three Months Ended January 31, 2000
                                                         -----------------------------------------------------------------------

                                                              Parent            Subsidiary     Consolidating      Consolidated
                                                             Company            Guarantors     Adjustments           Totals
                                                         -----------------  -----------------  ----------------  ---------------
Revenue:
   Net rentals                                            $    32,469,503    $     2,320,208                      $  34,789,711
   Net sales                                                      817,927          4,184,884        (2,653,515)       2,349,296
                                                         -----------------  -----------------  ----------------  ---------------
                                                               33,287,430          6,505,092        (2,653,515)      37,139,007
                                                         -----------------  -----------------  ----------------  ---------------

Operating expenses:
   Cost of rentals                                             23,402,871          1,838,210                         25,241,081
   Cost of sales                                                  545,458          3,622,099        (2,591,515)       1,576,042
   Selling, general and administrative                          4,960,638            898,931            (1,051)       5,858,518
   Depreciation and amortization                                1,440,770             84,903                          1,525,673
                                                         -----------------  -----------------  ----------------  ---------------
                                                               30,349,737          6,444,143        (2,592,566)      34,201,314
                                                         -----------------  -----------------  ----------------  ---------------

      Income from operations                                    2,937,693             60,949           (60,949)       2,937,693

Interest expense                                                2,793,313                  0                          2,793,313
                                                         -----------------  -----------------  ----------------  ---------------

      Income (loss) before income taxes                           144,380             60,949           (60,949)         144,380

Income taxes                                                      150,000             24,380           (24,380)         150,000
                                                         -----------------  -----------------  ----------------  ---------------

      Net income (loss)                                            (5,620)            36,569           (36,569)          (5,620)
                                                         =================  =================  ================  ===============

Coyne International Enterprises Corp. and Subsidiaries

                                                                  -----------------------------------------------------------------
                                                                                Three Months ended January 31, 2001
                                                                  -----------------------------------------------------------------
Consolidating Statements of Cash Flows                                 Parent        Subsidiary      Consolidating    Consolidated
                                                                     Company        Guarantors      Adjustments         Totals
                                                                  --------------- --------------- ----------------- ---------------
    Cash flows from operating activities:
     Net income (loss)                                             $    (889,051)  $     (71,977)  $        71,977   $    (889,051)
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
       Depreciation of property, plant and equipment                     995,955         100,012                         1,095,967
       Amortization of capitalized leases                                268,350                                           268,350
       Amortization of acquisition intangibles                           192,530           2,645                           195,175
       Amortization of deferred financing costs                           86,492               0                 0          86,492
       Provision for deferred income taxes                              (523,690)              0                 0        (523,690)
       Changes in operating assets and operating liabilities:
        Accounts receivable                                             (470,902)       (143,560)                0        (614,462)
        Inventories                                                        1,630         961,089                 0         962,719
        Rental merchandise in service                                    195,411        (601,287)                0        (405,876)
        Prepaid expenses and other assets                              1,062,664         (45,740)         (907,048)        109,876
        Accounts payable, accrued expenses, and other liabilities        166,786        (188,138)          835,071         813,719
                                                                  --------------- --------------- ----------------- ---------------
       Net cash provided by (used in) operating activities             1,086,175          13,044                 0       1,099,219
                                                                  --------------- --------------- ----------------- ---------------

    Cash flows from investing activities:
     Purchase of property, plant and equipment                          (529,083)        (12,366)                         (541,449)
     Acquisition of business, net of cash acquired                             0                                                 0
                                                                  --------------- --------------- ----------------- ---------------
       Net cash used in investing activities                            (529,083)        (12,366)                0        (541,449)
                                                                  --------------- --------------- ----------------- ---------------

    Cash flows from financing activities:
     Proceeds from long-term borrowings                               11,243,933                                        11,243,933
     Payments under long-term obligations                            (11,857,059)                                      (11,857,059)
     Other                                                              (160,672)                                         (160,672)
                                                                  --------------- --------------- ----------------- ---------------
       Net cash provided by (used in) financing activities              (773,798)              0                 0        (773,798)
                                                                  --------------- --------------- ----------------- ---------------
       Net increase in cash                                             (216,706)            678                 0        (216,028)

    Cash and cash equivalents:
     Beginning of period                                                 955,728         (46,388)                0         909,340
                                                                  --------------- --------------- ----------------- ---------------
     End of period                                                 $     739,022   $     (45,710)  $             -   $     693,312
                                                                  =============== =============== ================= ===============

Coyne International Enterprises Corp. and Subsidiaries

                                                                                Three Months ended January 31, 2000
                                                                  -----------------------------------------------------------------
Consolidating Statements of Cash Flows                                 Parent        Subsidiary      Consolidating    Consolidated
                                                                     Company        Guarantors      Adjustments         Totals
                                                                  --------------- --------------- ----------------- ---------------
    Cash flows from operating activities:

     Net income (loss)                                             $      (5,620)  $      36,569   $       (36,568)  $      (5,620)
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
       Depreciation of property, plant and equipment                     997,061          84,903                         1,081,964
       Amortization of capitalized leases                                268,350                                           268,350
       Amortization of acquisition intangibles                           183,147           2,644                           185,791
       Amortization of deferred financing costs                           88,813               0                 0          88,813
       Provision for deferred income taxes                                41,000               0                 0          41,000
       Changes in operating assets and operating liabilities:
        Accounts receivable                                           (2,926,714)      1,914,490                 0      (1,012,224)
        Inventories                                                   (1,300,311)        (21,790)                0      (1,322,101)
        Rental merchandise in service                                    236,119          32,890                 0         269,009
        Prepaid expenses and other assets                              2,272,174         (14,334)       (2,108,460)        149,380
        Accounts payable, accrued expenses, and other liabilities     (1,941,865)     (1,915,731)        2,145,028      (1,712,567)
                                                                  --------------- --------------- ----------------- ---------------
       Net cash provided by (used in) operating activities            (2,087,846)        119,641                 0      (1,968,205)
                                                                  --------------- --------------- ----------------- ---------------

    Cash flows from investing activities:
     Purchase of property, plant and equipment                        (1,381,253)        (11,026)                       (1,392,279)
     Acquisition of business, net of cash acquired                      (221,938)                                         (221,938)
                                                                  --------------- --------------- ----------------- ---------------
       Net cash used in investing activities                          (1,603,191)        (11,026)                0      (1,614,217)
                                                                  --------------- --------------- ----------------- ---------------

    Cash flows from financing activities:
     Proceeds from long-term borrowings                               13,770,643                                        13,770,643
     Payments under long-term obligations                            (10,328,240)                                      (10,328,240)
     Other                                                               (15,198)              0                 0         (15,198)
                                                                  --------------- --------------- ----------------- ---------------
       Net cash provided by (used in) financing activities             3,427,205               0                 0       3,427,205
                                                                  --------------- --------------- ----------------- ---------------
       Net increase in cash                                             (263,832)        108,615                 0        (155,217)

    Cash and cash equivalents:
     Beginning of period                                                 309,648         (96,241)                0         213,407
                                                                  --------------- --------------- ----------------- ---------------
     End of period                                                 $      45,816   $      12,374   $             -   $      58,190
                                                                  =============== =============== ================= ===============

ITEM 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Coyne International Enterprises Corp. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements included in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q, which are not statements of historical fact, are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, the words "believe," "anticipate," "plan," "expect," "estimate," "intend" and other similar expressions are intended to identify forward-looking statements. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the success or failure of the Company in implementing its current business and operational strategies; availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in the Company's business strategy; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; labor and employee benefit costs; and availability and terms of necessary or desirable financing or refinancing.

Results of Operations for the First Quarter of Fiscal 2001 Compared to the First Quarter of Fiscal 2000

Total revenues increased 2.7% for the three months ended January 31, 2001 over the same period in fiscal 2000. Income from operations decreased 45.3% for the three months ended January 31, 2001 versus the same period in fiscal 2000. Factors contributing to this decrease, include increased merchandise and installation costs associated with new business and re-garmenting existing accounts; increases in natural gas and vehicle fuel costs; and increased spending to train and develop the professional sale force and improve the customer service program.

Interest expense increased 7.2% for the three months ended January 31, 2001 over the same period in fiscal 2000 as a direct result of increased average outstanding debt for the comparable periods.

Liquidity and Capital Resources

Net cash provided by operating activities increased $3.1 million for the three months ended January 31, 2001 over the same period in fiscal 2000. This increase is primarily attributed to large inventory purchases in 2000. Net cash used in financing activities increased by $4.1 million for the three months ended January 31, 2001 over the same period in fiscal 2000 as a result of decreased borrowing needs for inventory purchases in 2001.

The Company's primary source of liquidity has been borrowings under its revolving credit facilities. Giving consideration to collateral eligibility formulae, the Company had approximately $5.5 million available under its revolving credit line at January 31,2001. Other bank credit facilities totaling $21.7 million are in place and become available based on eligible collateral and other limitations.

As discussed above, the operating results of the Company for the three months ended January 31,2001 were adversely impacted by increased operating costs. The Company has responded by implementing an action plan that includes reduction in workforce, revenue enhancements and improved merchandise spending controls. The fiscal 2001 plan has been revised to reflect the anticipated impact of these actions on operating results. Based on the revised plan, and the impact of the revised credit facility, the Company expects that it will be able to meet its obligations as they become due for the next twelve months.

PART II. Other Information

Item 1. Legal Proceedings

The Company is involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to the financial operations or cash flow of the Company.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Not applicable.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COYNE INTERNATIONAL ENTERPRISES CORP.

Date: March 13, 2001              By:     /S/ Thomas E. Krebbeks
                                      --------------------------------
                                       Thomas E. Krebbeks
                                       VP of Finance and Chief Financial Officer


                                  By:     /S/ Thomas C. Crowley
                                      --------------------------------
                                       Thomas C. Crowley
                                       Chief Operating Officer