Form 10-Q
period 2001-04-30
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2001-06-13
CIK 1066242

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Quarterly period ended April 30, 2001

                                      or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

          Commission File No. 0-11399
                              -------

                     COYNE INTERNATIONAL ENTERPRISES CORP.
                    BLUE RIDGE TEXTILE MANUFACTURING, INC.
                           OHIO GARMENT RENTAL, INC.

--------------------------------------------------------------------------------
     (Exact name of Registrants as specified in their respective charters)

             New York                                   16-6040758
             Georgia                                    58-2018333
               Ohio                                     34-1261376

-----------------------------------------  -------------------------------------
    (State or Other Jurisdiction of          (IRS Employer Identification No.)
     Incorporation or Organization)


 140 Cortland Avenue, Syracuse, New York                   13221
-----------------------------------------  -------------------------------------
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

YES  : X           NO

                      TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
PART I.        Financial Information:

Item 1.        Financial Statements

               Consolidated Balance Sheets .................................................................   3

               Consolidated Statements of Operations .......................................................   5

               Consolidated Statements of Cash Flows........................................................   6

               Notes to Consolidated Financial Statements...................................................   7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations........  16



PART II.       Other Information

Item 1.        Legal Proceedings............................................................................  17

Item 2.        Changes in Securities and Use of Proceeds....................................................  17

Item 3.        Defaults Upon Senior Securities..............................................................  17

Item 4.        Submission of Matters to a Vote of Security Holders..........................................  17

Item 5.        Other Information............................................................................  17

Item 6.        Exhibits and Reports on Form 8-K.............................................................  17


Signatures

Item 1.        Financial Statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                April 30,           October 31,
      Assets                                                                                      2001                 2000
      ------                                                                              ------------------   ------------------
                                                                                              (unaudited)
      Current Assets:
        Cash and cash equivalents                                                             $     923,756        $     909,340
        Accounts receivable, less allowance for doubtful accounts
          of $467,000 in April and $341,000 in October                                           16,295,280           16,929,975
        Inventories                                                                               9,266,458           12,725,141
        Rental merchandise in service                                                            33,166,256           32,712,967
        Prepaid expenses and other assets                                                           707,966              698,768
                                                                                          ------------------   ------------------
               Total current assets                                                              60,359,716           63,976,191

      Property, plant and equipment, at cost:
        Land                                                                                      2,432,180            2,432,180
        Buildings and improvements                                                               41,879,123           39,829,930
        Machinery and equipment                                                                  41,986,828           42,729,434
        Vehicles                                                                                 11,820,652           11,420,295
        Construction in process                                                                   1,258,113            1,505,965
                                                                                          ------------------   ------------------
                                                                                                 99,376,896           97,917,804
        Less:  Accumulated depreciation                                                         (56,815,483)         (54,100,700)
                                                                                          ------------------   ------------------
               Total property, plant and equipment                                               42,561,413           43,817,104

      Other assets:
        Purchased routes and acquisition intangibles, net                                        16,813,482           17,239,942
        Deferred financing costs, net                                                             2,193,387            2,322,568
        Deferred income taxes                                                                     4,893,623            3,724,623
        Other                                                                                       150,059              202,521
                                                                                          ------------------   ------------------
               Total other assets                                                                24,050,551           23,489,654

                                                                                          ------------------   ------------------
                                                                                              $ 126,971,680        $ 131,282,949
                                                                                          ==================   ==================

See notes to unaudited consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets

================================================================================

                                                                                             April 30,            October 31,
      Liabilities and Shareholders' Equity (Deficit)                                            2001                  2000
      ----------------------------------------------
                                                                                          -----------------     ----------------
                                                                                             (unaudited)
      Current Liabilities:
        Current maturities of long-term obligations                                            $  3,243,076         $  3,385,619
        Accounts payable                                                                          9,026,365            8,934,685
        Accrued expenses:
          Salaries and employee benefits                                                          3,276,206            4,714,396
          Accrued interest                                                                        3,570,879            3,655,175
          Other                                                                                   3,996,215            2,268,201
        Deferred income taxes                                                                    12,108,370           12,032,060
                                                                                          -----------------     ----------------
               Total current liabilities                                                         35,221,111           34,990,136

      Long-term obligations, net of current maturities                                          100,389,031          102,811,292
      Other liabilities                                                                           2,050,817            2,170,095
                                                                                          -----------------     ----------------
               Total liabilities                                                                137,660,959          139,971,523
                                                                                          -----------------     ----------------

      Shareholders' equity (deficit):
        Preferred stock - 5% non-cumulative, non-voting, callable at par: Class
          A - $100 par value; 30,000 shares authorized, 23,107
               shares issued and outstanding                                                      2,310,700            2,310,700
          Class B - $500 par value; 5,000 shares authorized, 4,991
               shares issued, 2,991 shares outstanding                                            2,495,500            2,495,500
        Common stock - $.01 par value:
          Class A - voting; 100,000 shares authorized, 2,923 shares
               issued and outstanding                                                                    29                   29
          Class B - non-voting; 99,000 shares authorized, 74,030 shares
               issued and outstanding                                                                   740                  740
        Additional paid-in capital                                                                  849,512              849,512
        Retained earnings (deficit)                                                             (13,977,100)         (12,212,139)
        Accumulated other comprehensive loss                                                       (135,569)
                                                                                          -----------------     ----------------
                                                                                                 (8,456,188)          (6,555,658)
        Less:
          Treasury stock, 2,000 shares of Class B preferred stock at cost                          (166,667)            (166,667)
          Shareholder receivables                                                                (2,066,424)          (1,966,249)
                                                                                          -----------------     ----------------
               Total shareholders' equity (deficit)                                             (10,689,279)          (8,688,574)
                                                                                          -----------------     ----------------
                                                                                              $ 126,971,680        $ 131,282,949
                                                                                          =================     ================

See notes to unaudited consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Operations and Retained Earnings (Deficit)

                                                            Three Months Ended                Six Months Ended
                                                                 April 30,                        April 30,
                                                        ----------------------------     ----------------------------
                                                            2001           2000              2001           2000
                                                        -------------  -------------     -------------  -------------
                                                                 Unaudited                        Unaudited
     Revenue:
     Rental Operations                                    36,161,153     35,321,515        71,682,457     70,111,227
     Direct Sales                                          2,142,832      2,226,473         4,765,031      4,575,769
                                                        ------------   ------------      ------------   ------------
        Total Revenue                                     38,303,985     37,547,988        76,447,488     74,686,996
                                                        ------------   ------------      ------------   ------------

     Operating Expenses:
     Cost of rental operations                            27,343,987     25,644,680        54,279,430     50,875,981
     Cost of direct sales                                  1,331,971      1,322,079         2,968,992      2,898,121
     Selling, general and administrative                   6,511,352      6,178,302        12,919,902     12,038,189
     Depreciation and amortization                         1,551,639      1,561,836         3,109,711      3,095,921
                                                        ------------   ------------      ------------   ------------
        Total Operating Expenses                          36,738,949     34,706,897        73,278,035     68,908,212
                                                        ------------   ------------      ------------   ------------

         Income from operations                            1,565,036      2,841,091         3,169,453      5,778,784

     Interest Expense                                      2,929,159      2,870,855         5,924,414      5,664,168
                                                        ------------   ------------      ------------   ------------


         Income (loss) before income taxes                (1,364,123)       (29,764)       (2,754,961)       114,616

     Income  tax expense                                    (489,000)        73,000          (990,000)       223,000
                                                        ------------   ------------      ------------   ------------

         Net Loss                                           (875,123)      (102,764)       (1,764,961)      (108,384)
                                                        ============   ============      ============   ============

See notes to unaudited consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                Six Months
                                                                                             Ended April 30,
                                                                                    -----------------------------------
                                                                                         2001                2000
                                                                                    ----------------    ---------------
                                                                                       (unaudited)        (unaudited)
Cash flows from operating activities:
    Net loss                                                                          $  (1,764,961)     $    (108,384)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation of property, plant and equipment                                     2,178,082          2,163,920
        Amortization of capitalized leases                                                  536,701            536,701
        Amortization of acquisition intangibles                                             387,792            372,798
        Amortization of deferred financing costs                                            172,434            176,040
        Provision for deferred income taxes                                              (1,092,690)           155,000
        Changes in operating assets and operating liabilities:
           Accounts receivable                                                              634,695           (558,884)
           Inventories                                                                    3,458,682         (2,955,214)
           Rental merchandise in service                                                   (453,289)          (943,936)
           Prepaid expenses and other assets                                                 43,264            388,755
           Accounts payable, accrued expenses, and other liabilities                         42,362           (206,055)
                                                                                    ----------------    ---------------
        Net cash provided by operating activities                                         4,143,072           (979,259)
                                                                                    ----------------    ---------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                            (1,459,092)        (1,994,322)
    Acquisition of business, net of cash acquired                                            38,668           (251,506)
                                                                                    ----------------    ---------------
        Net cash used in investing activities                                            (1,420,424)        (2,245,828)
                                                                                    ----------------    ---------------

Cash flows from financing activities:
    Proceeds from long-term borrowings                                                   20,259,269         21,247,993
    Payments under long-term obligations                                                (22,824,073)       (17,942,278)
    Increase in shareholder receivables                                                    (100,175)           (20,144)
    Deferred financing costs incurred                                                       (43,253)                 0
                                                                                    ----------------    ---------------
        Net cash provided by (used in) financing activities                              (2,708,232)         3,285,571
                                                                                    ----------------    ---------------
        Net increase in cash                                                                 14,416             60,484

Cash and cash equivalents:
    Beginning of period                                                                     909,340            213,407
                                                                                    ----------------    ---------------
    End of period                                                                     $     923,756      $     273,891
                                                                                    ================    ===============

Supplemental disclosure of cash flow information:
    Interest paid                                                                     $   5,836,255      $   5,479,597
    Income taxes paid                                                                        51,732             11,734

See notes to unaudited consolidated financial statements.

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

The Company uses a fifty-two/fifty-three week fiscal year ending on the last Saturday of October, with quarterly interim periods of thirteen weeks. For convenience, the dating of the accompanying financial statements, and notes, herein, have been labeled as of and for the periods ending April 30, 2001, October 31, 2000 and April 30, 2000 rather than the actual period-end dates.

Operating results for the three and six month period, ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001.

2.   Long-term Obligations

At April 30, 2001 the Company was not in compliance with certain financial covenants of the Company's existing credit facility, (the Agreement). Subsequent to April 30, 2001 the Company obtained waivers of such non-compliance. In addition, in June 2001, the Company amended certain terms and financial covenants of the Agreement. Under the terms of the amendment the maximum credit available under the Company's revolving credit facility has been decreased by $8,198,000 to $30,000,000, subject to certain collateral limitations. In addition, credit available under the capital expenditure facility has been reduced to $4,942,000. As of April 30, 2001, after giving consideration to the June 12 2001, amendment, the Company had approximately $2,883,000 available under its revolving credit facility and $1,000,000 in the capital expenditure facility.

3.   Income Taxes

The Company's effective tax rate differs from the federal statutory rate of 34% due to state taxes and certain expenses that are not deductible for tax purposes. These non-deductible items include the amortization of certain intangible assets and a portion of certain meals and entertainment expenses.

4.   Derivative Instruments and Hedging Activities

The Company maintains an interest-rate risk-management strategy that uses interest rate swaps to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goals are (1) to manage interest-rate sensitivity by modifying the repricing or maturity characteristics of certain of its debt and (2) to lower, (where possible), the cost of its borrowed funds. The Company uses interest-rate swaps to convert a portion of its variable-rate debt to fixed rates. At April 30, 2001, the notional amount of such debt was $4,915,600.

The Company adopted Statement of Financial Accounting Standards No. 133, (SFAS
133), Accounting for Derivative Instruments and Hedging Activities, on November 1, 2000. Under SFAS 133, the Company's existing interest rate swaps have been designated as highly effective cash flow hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $9,934 in other comprehensive income to recognize this cash flow hedge at fair value.

5.   Reclassification

Certain amounts have been reclassified to conform with the fiscal 2001 presentation.

6.   Comprehensive Income

The components of comprehensive income (loss) were as follows:

                                                         Six Months          Six Months
                                                            ended               ended
                                                       April 30, 2001      April 30, 2000
                                                       --------------      --------------
Net loss                                                ($1,764,961)           ($108,384)
Other comprehensive income (loss):
  Changes in fair value of interest rate swap              (145,502)                   0
                                                       ------------        -------------
Comprehensive loss                                      ($1,910,463)           ($108,384)
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

Coyne International Enterprises Corp. And Subsidiaries

Consolidating Balance Sheets                                                              April 30, 2001
                                                                -------------------------------------------------------------------
                                                                    Parent         Subsidiary     Consolidating      Consolidated
      Assets                                                       Company         Guarantors      Adjustments          Totals
      ------                                                    --------------   ---------------  --------------   ----------------
      Current Assets:
        Cash and cash equivalents                               $    1,149,233   $      (225,477)                  $        923,756
        Accounts receivable                                         14,459,640         1,835,640                         16,295,280
        Inventories                                                  7,107,234         2,159,224                          9,266,458
        Rental merchandise in service                               30,617,895         2,548,361                         33,166,256
        Prepaid expenses and other assets                            8,581,423            76,815      (7,950,272)           707,966
                                                                ---------------  ---------------  --------------   ----------------
           Total current assets                                     61,915,425         6,394,563      (7,950,272)        60,359,716

      Property, plant and equipment, at cost:                       90,469,262         8,907,634                         99,376,896
        Less:  Accumulated depreciation                            (51,074,449)       (5,741,034)                       (56,815,483)
                                                                --------------   ---------------  --------------   ----------------
           Total property, plant and equipment                      39,751,508         3,166,600               0         42,561,413

      Other assets:
        Purchased routes and acquisition intangibles, net           16,547,738           265,744                         16,813,482
        Deferred financing costs, net                                2,193,387                 0                          2,193,387
        Deferred income taxes                                        4,893,623                 0                          4,893,623
        Other                                                          149,570               489                            150,059
                                                                --------------   ---------------  --------------   ----------------
           Total other assets                                       23,784,318           266,233               0         24,050,551

                                                                --------------   ---------------  --------------   ----------------
                                                                $  125,094,556   $     9,827,396  $   (7,950,272)  $    126,971,680
                                                                ==============   ===============  ==============   ================


      Liabilities and Shareholders' Equity (Deficit)
      ----------------------------------------------

      Current Liabilities:
        Current maturities of long-term obligations             $    3,243,076                                     $      3,243,076
        Accounts payable                                             8,425,709           600,656                          9,026,365
        Accrued expenses:
          Salaries and employee benefits                             3,188,161            88,045                          3,276,206
          Accrued interest                                           3,570,879                 0                          3,570,879
          Other                                                      2,807,792         1,188,423                          3,996,215
        Deferred income taxes                                       12,108,370                 0                         12,108,370
                                                                --------------   ---------------- --------------   ----------------
           Total current liabilities                                33,343,987         1,877,124               0         35,221,111

      Long-term obligations, net of current maturities             100,389,031                                          100,389,031
      Other liabilities                                              2,050,817         1,979,802      (1,979,802)         2,050,817
                                                                ---------------  ---------------  --------------   ----------------
           Total liabilities                                       135,783,835         3,856,926      (1,979,802)       137,660,959
                                                                ---------------  ---------------  --------------   ----------------

      Shareholders' equity (deficit):
        Preferred stock                                              4,806,200                                            4,806,200
        Common stock                                                       769         1,250,019      (1,250,019)               769
        Additional paid-in capital                                     849,512           298,981        (298,981)           849,512
        Retained earnings (deficit)                                (13,977,100)        4,421,470      (4,421,470)       (13,977,100)
        Accumulated other comprehensive loss                          (135,569)                                            (135,569)
                                                                --------------   ---------------  --------------   ----------------
                                                                    (8,456,188)        5,970,470      (5,970,470)        (8,456,188)
        Less:
          Treasury stock, 2,000 shares of Class B preferred
           stock at cost                                              (166,667)                                            (166,667)
          Shareholder receivables                                   (2,066,424)                                          (2,066,424)
                                                                --------------   ---------------  --------------   ----------------
           Total shareholders' equity (deficit)                    (10,689,279)        6,247,298      (6,247,298)       (10,689,279)
                                                                --------------   ---------------  --------------   ----------------
                                                                   125,094,556   $     9,827,396  $   (7,950,272)  $    126,971,680
                                                                ==============   ===============  ==============   ================

Coyne International Enterprises Corp. and Subsidiaries


Consolidating Balance Sheets                                                            October 31, 2000
                                                               --------------------------------------------------------------------
                                                                  Parent          Subsidiary     Consolidating      Consolidated
   Assets                                                         Company         Guarantors      Adjustments          Totals
   ------                                                      --------------   ---------------  ---------------  -----------------
   Current Assets:
     Cash and cash equivalents                                 $       955,728  $       (46,388)                  $         909,340

     Accounts receivable                                            15,243,854        1,686,121                          16,929,975
     Inventories                                                     9,487,201        3,237,940                          12,725,141
     Rental merchandise in service                                  30,643,937        2,069,030                          32,712,967
     Prepaid expenses and other assets                              10,035,907           14,628       (9,351,767)           698,768
                                                               ---------------  ---------------  ---------------  -----------------
        Total current assets                                        66,366,627        6,961,331       (9,351,767)        63,976,191

   Property, plant and equipment, at cost:                          89,059,067        8,858,737                          97,917,804
     Less:  Accumulated depreciation                               (48,572,337)      (5,528,363)                        (54,100,700)
                                                               ---------------  ---------------  ---------------  -----------------
        Total property, plant and equipment                         40,486,730        3,330,374                0         43,817,104

   Other assets:
     Purchased routes and acquisition intangibles, net              16,968,910          271,032                          17,239,942
     Deferred financing costs, net                                   2,322,568                0                           2,322,568
     Deferred income taxes                                           3,724,623                0                           3,724,623
     Other                                                             202,521                0                             202,521
                                                               ---------------  ---------------  ---------------  -----------------
        Total other assets                                          23,218,622          271,032                0         23,489,654
                                                               ---------------  ---------------  ---------------  -----------------
                                                               $   130,071,979  $    10,562,737  $    (9,351,767) $     131,282,949
                                                               ===============  ===============  ===============  =================

   Liabilities and Shareholders' Equity (Deficit)
   ---------------------------------------------

   Current Liabilities:
     Current maturities of long-term obligations               $     2,707,503  $       678,116                   $       3,385,619
     Accounts payable                                                8,934,685                                            8,934,685
     Accrued expenses:
        Salaries and employee benefits                               4,635,123           79,273                           4,714,396
        Accrued interest                                             3,655,175                                            3,655,175
        Other                                                        1,814,620          453,581                           2,268,201
     Deferred income taxes                                          12,032,060                                           12,032,060
                                                               ---------------  ---------------  ---------------  -----------------
        Total current liabilities                                   33,779,166        1,210,970                0         34,990,136

   Long-term obligations, net of current maturities                102,811,292                                          102,811,292
   Other liabilities                                                 2,170,095        3,242,883       (3,242,883)         2,170,095
                                                               ---------------  ---------------  ---------------  -----------------
        Total liabilities                                          138,760,553        4,453,853       (3,242,883)       139,971,523
                                                               ---------------  ---------------  ---------------  -----------------

     Shareholders' equity (deficit):
      Preferred stock                                                4,806,200                                            4,806,200
      Common stock                                                         769        1,250,019       (1,250,019)               769
      Additional paid-in capital                                       849,512          298,981         (298,981)           849,512
      Retained earnings (deficit)                                  (12,212,139)       4,559,884       (4,559,884)       (12,212,139)
                                                               ---------------  ---------------  ---------------  -----------------
                                                                    (6,555,658)       6,108,884       (6,108,884)        (6,555,658)
     Less:
        Treasury stock, 2,000 shares of Class B preferred
         stock at cost                                                (166,667)                                            (166,667)
        Shareholder receivables                                     (1,966,249)                                          (1,966,249)
                                                               ---------------  --------------------------------  -----------------
         Total shareholders' equity (deficit)                       (8,688,574)       6,108,884       (6,108,884)        (8,688,574)
                                                               ---------------  ---------------  ---------------  -----------------
                                                               $   130,071,979  $    10,562,737  $    (9,351,767) $     131,282,949
                                                               ===============  ===============  ===============  =================

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statements of Operations

                                                                            Three Months Ended April 30, 2001
                                                         ----------------------------------------------------------------------

                                                              Parent            Subsidiary     Consolidating      Consolidated
                                                             Company            Guarantors      Adjustments          Totals
                                                         ----------------   ---------------------------------------------------
Revenue:
   Rental Operation                                            33,652,185          2,508,967                0        36,161,152
   Direct Sales                                                   892,631          2,892,938       (1,642,737)        2,142,832
                                                         ----------------   ----------------   --------------    --------------
                                                               34,544,816          5,401,905       (1,642,737)       38,303,984
                                                         ----------------   ----------------   --------------    --------------

Operating expenses:
   Cost of rental operations                                   25,328,575          2,015,412                0        27,343,987
   Cost of direct sales                                           499,018          2,467,690       (1,633,737)        1,332,971
   Selling, general and administrative                          5,689,246            941,834         (119,728)        6,511,352
   Depreciation and amortization                                1,463,942             87,697                0         1,551,639
                                                         ----------------   ----------------   --------------    --------------
                                                               32,979,781          5,512,633       (1,753,465)       36,738,949
                                                         ----------------   ----------------   --------------    --------------

      Income (loss) from operations                             1,565,036           (110,728)         110,728         1,565,036

Interest expense                                                2,929,159                  0                0         2,929,159
                                                         ----------------   ----------------   --------------    --------------

      Income (loss) before income tax                          (1,364,123)          (110,728)         110,728        (1,364,123)

Income taxes                                                     (444,709)           (44,291)               0          (489,000)
                                                         ----------------   ----------------   --------------    --------------

      Net income (loss)                                          (919,414)           (66,437)         110,728          (875,123)
                                                         ================   ================   ==============    ==============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statements of Operations

                                                                            Three Months Ended April 30, 2000
                                                         ----------------------------------------------------------------------

                                                              Parent            Subsidiary     Consolidating      Consolidated
                                                             Company            Guarantors      Adjustments          Totals
                                                         ----------------   ---------------------------------------------------
Revenue:
   Rental Operations                                           32,948,789          2,372,727                         35,321,516
   Direct Sales                                                   796,928          4,094,821        (2,665,276)       2,226,473
                                                         ----------------   ----------------   ---------------   --------------
                                                               33,745,717          6,467,548        (2,665,276)      37,547,989
                                                         ----------------   ----------------   ---------------   --------------

Operating expenses:
   Cost of rental operations                                   23,832,124          1,802,776                         25,634,900
   Cost of direct sales                                           460,031          3,465,324        (2,603,276)       1,322,079
   Selling, general and administrative                          5,127,373          1,015,488            36,850        6,179,671
   Depreciation and amortization                                1,485,138             85,110                          1,570,248
                                                         ----------------   ----------------   ---------------   --------------
                                                               30,904,666          6,368,698        (2,556,426)      34,706,898
                                                         ----------------   ----------------   ---------------   --------------

      Income from operations                                    2,841,051             98,850           (98,850)       2,841,091

Interest expense                                                2,870,855                  0                 0        2,870,855
                                                         ----------------   ----------------   ---------------   --------------

      Income (loss) before income tax                             (29,804)            98,850           (98,850)         (29,764)

Income taxes                                                       33,460             39,540                 0           73,000
                                                         ----------------   ----------------   ---------------   --------------

      Net income (loss)                                           (63,264)            59,310           (98,850)        (102,764)
                                                         ================   ================   ===============   ==============

Coyne International Enterprises Corp. and Subsidiaries

                                                                 -------------------------------------------------------------------
                                                                                   Six Months Ended April 30, 2001
                                                                 -------------------------------------------------------------------
Consolidating Statements of Cash Flows                                  Parent       Subsidiary      Consolidating    Consolidated
                                                                        Company       Guarantors      Adjustments         Totals
                                                                    -------------   ------------     -------------   -------------
    Cash flows from operating activities:
     Net income (loss)                                               $ (1,809,252)   $  (138,414)     $    182,705    $ (1,764,961)
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
       Depreciation of property, plant and equipment                    1,990,373        187,709                         2,178,082
       Amortization of capitalized leases                                 536,701                                          536,701
       Amortization of acquisition intangibles                            385,147          2,645                           387,792
       Amortization of deferred financing costs                           172,434              0                 0         172,434
       Provision for deferred income taxes                             (1,092,690)             0                 0      (1,092,690)
       Changes in operating assets and operating liabilities:
        Accounts receivable                                               784,214       (149,519)                0         634,695
        Inventories                                                     2,379,967      1,078,716                 0       3,458,683
        Rental merchandise in service                                      26,042       (479,331)                0        (453,289)
        Prepaid expenses and other assets                               1,507,436        (62,676)       (1,401,496)         43,264
        Accounts payable, accrued expenses, and other
        liabilities                                                      (623,793)      (596,927)        1,263,081          42,361
                                                                    -------------   ------------     -------------   -------------
       Net cash provided by (used in) operating activities              4,256,579       (157,797)           44,290       4,143,072

    Cash flows from investing activities:
     Purchase of property, plant and equipment                         (1,410,195)       (48,897)                       (1,459,092)
     Acquisition of business, net of cash acquired                         38,668                                           38,668
                                                                    -------------   ------------     -------------   -------------
       Net cash used in investing activities                           (1,371,527)       (48,897)                0      (1,420,424)

    Cash flows from financing activities:
     Proceeds from long-term borrowings                                20,259,269                                       20,259,269
     Payments under long-term obligations                             (22,824,073)                                     (22,824,073)
     Other                                                               (143,428)                                        (143,428)
                                                                    -------------   ------------     -------------   -------------
       Net cash provided by (used in) financing activities             (2,708,232)             0                 0      (2,708,232)
                                                                    -------------   ------------     -------------   -------------
       Net increase in cash                                               176,820       (206,694)           44,290          14,416

    Cash and cash equivalents:
     Beginning of period                                                  955,728        (46,388)                0         909,340
                                                                    -------------   ------------     -------------   -------------
     End of period                                                   $  1,132,548    $  (253,082)     $     44,290    $    923,756
                                                                    -------------   ------------     -------------   -------------

Coyne International Enterprises Corp. and Subsidiaries

                                                                                  Six Months Ended March 30, 2000
                                                                  -----------------------------------------------------------------
Consolidating Statements of Cash Flows                               Parent        Subsidiary      Consolidating    Consolidated
                                                                     Company        Guarantors      Adjustments         Totals
                                                                  -------------   -------------   --------------    ------------
    Cash flows from operating activities:
     Net income (loss)                                            $     (68,797)  $      95,879  $      (135,379)  $    (108,384)
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
       Depreciation of property, plant and equipment                  1,976,211         187,709                        2,163,920
       Amortization of capitalized leases                               536,701                                          536,701
       Amortization of acquisition intangibles                          370,154           2,644                          372,798
       Amortization of deferred financing costs                         176,040               0                0         176,040
       Provision for deferred income taxes                             (110,000)        265,000                0         155,000
       Changes in operating assets and operating liabilities:
        Accounts receivable                                          (2,605,396)      2,046,512                0        (558,884)
        Inventories                                                  (3,057,490)        102,276                0      (2,955,214)
        Rental merchandise in service                                  (865,697)        (78,238)               0        (943,935)
        Prepaid expenses and other assets                             3,877,019          (2,466)      (3,485,799)        388,754
        Accounts payable, accrued expenses, and other liabilities       (31,909)     (2,439,066)       2,264,920        (206,055)
                                                                  -------------   -------------   --------------    ------------
       Net cash provided by (used in) operating activities              196,789         180,250       (1,356,258)       (979,259)
                                                                  -------------   -------------   --------------    ------------

    Cash flows from investing activities:
     Purchase of property, plant and equipment                       (1,983,296)        (11,026)                      (1,994,322)
     Acquisition of business, net of cash acquired                     (251,506)                                        (251,506)
                                                                  -------------   -------------   --------------    ------------
       Net cash used in investing activities                         (2,234,802)        (11,026)               0      (2,245,828)
                                                                  -------------   -------------   --------------    ------------

    Cash flows from financing activities:
     Proceeds from long-term borrowings                              21,247,993                                       21,247,993
     Payments under long-term obligations                           (17,942,278)                                     (17,942,278)
     Other                                                              (20,144)              0                0         (20,144)
                                                                  -------------   -------------   --------------    ------------
       Net cash provided by (used in) financing activities            3,285,571               0                0       3,285,571
                                                                  -------------   -------------   --------------    ------------
       Net increase in cash                                             247,558         169,224       (1,356,258)         60,484

    Cash and cash equivalents:
     Beginning of period                                                309,648         (96,241)               0         213,407
                                                                  -------------   -------------   --------------    ------------
     End of period                                                $   1,557,206   $     264,741   $   (1,356,258)   $    273,891
                                                                  =============   =============   ==============    ============

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

Results of Operations for the Second Quarter of Fiscal 2001 Compared to the Second Quarter of Fiscal 2000

Total revenues increased 2.0% and 2.4% for the three and six month period ended April 30, 2001 over the same period in fiscal 2000. Income from operations decreased 45.2% for the six months ended April 30, 2001 versus the same period in fiscal 2000. Factors contributing to this decrease, include increased merchandise and installation costs associated with new business and re-garmenting existing accounts; increases in natural gas and vehicle fuel costs; and increased spending to train and develop the professional sale force and improve the customer service program.

Liquidity and Capital Resources

Net cash provided by operating activities increased $5.1 million for the six months ended April 30, 2001 over the same period in fiscal 2000. This increase is primarily attributed to decreased purchases of inventory in 2001 and more efficient use of existing inventory in 2001.

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

                                 COYNE INTERNATIONAL ENTERPRISES CORP.

Date: June 12, 2001              By:     /S/ Stephen M. Owen
                                    -----------------------------------------
                                    Stephen M. Owen
                                    VP of Finance and Chief Financial Officer




                                 By:     /S/ Thomas C. Crowley
                                    -----------------------------------------
                                    Thomas C. Crowley
                                    Chief Operating Officer