Form 10-Q
period 2001-07-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2001-09-12
CIK 1066242

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended July 31, 2001

                                      or

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
                           OHIO GARMENT RENTAL, INC.
--------------------------------------------------------------------------------
     (Exact name of Registrants as specified in their respective charters)


                   New York                               16-6040758
                   Georgia                                58-2018333
                     Ohio                                 34-1261376
---------------------------------------------  ---------------------------------

(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
               or Organization)

   140 Cortland Avenue, Syracuse, New York                  13221
---------------------------------------------  ---------------------------------
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

YES : X   NO

                               TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.        Financial Information:
Item 1.   Financial Statements

          Consolidated Balance Sheets ....................................................................       3

          Consolidated Statements of Operations ..........................................................       5

          Consolidated Statements of Cash Flows...........................................................       6

          Notes to Consolidated Financial Statements......................................................       7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................................................     17


PART II.  Other Information

Item 1.   Legal Proceedings...............................................................................      19

Item 2.   Changes in Securities and Use of Proceeds.......................................................      19

Item 3.   Defaults Upon Senior Securities.................................................................      19

Item 4.   Submission of Matters to a Vote of Security Holders.............................................      19

Item 5.   Other Information...............................................................................      19

Item 6.   Exhibits and Reports on Form 8-K................................................................      19

Signatures

PART I.   Financial Information

Item 1.   Financial Statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                                                               July 31,          October 31,
      Assets                                                                                     2001                2000
      ------                                                                              ------------------   ------------------
                                                                                             (unaudited)
      Current Assets:
        Cash and cash equivalents                                                         $          333,405   $          909,340
        Accounts receivable, less allowance for doubtful accounts
          of $490,000 in July and $341,000 in October                                             16,300,791           16,929,975
        Inventories                                                                                8,364,824           12,725,141
        Rental merchandise in service                                                             32,991,913           32,712,967
        Prepaid expenses and other assets                                                            369,511              698,768
                                                                                          ------------------   ------------------
               Total current assets                                                               58,360,444           63,976,191

      Property, plant and equipment, at cost:
         Land                                                                                      2,432,180            2,432,180
         Buildings and improvements                                                               41,882,538           39,829,930
         Machinery and equipment                                                                  42,046,022           42,729,434
         Vehicles                                                                                 11,864,759           11,420,295
         Construction in process                                                                   1,883,845            1,505,965
                                                                                          ------------------   ------------------
                                                                                                 100,109,344           97,917,804
        Less:  Accumulated depreciation                                                          (58,131,093)         (54,100,700)
                                                                                          ------------------   ------------------
               Total property, plant and equipment                                                41,978,251           43,817,104

      Other assets:
        Purchased routes and acquisition intangibles, net                                         16,623,013           17,239,942
        Deferred financing costs, net                                                              2,154,553            2,322,568
        Deferred income taxes                                                                      5,269,623            3,724,623
        Other                                                                                        150,059              202,521
                                                                                          ------------------   ------------------
               Total other assets                                                                 24,197,248           23,489,654

                                                                                          ------------------   ------------------
                                                                                          $      124,535,943   $      131,282,949
                                                                                          ==================   ==================

See notes to unaudited consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                                                                             July 31,            October 31,
    Liabilities and Shareholders' Equity (Deficit)                                             2001                 2000
    ----------------------------------------------                                      -----------------     ----------------
                                                                                              (unaudited)
     Current Liabilities:
      Current maturities of long-term obligations                                       $       3,090,269     $      3,385,619
      Accounts payable                                                                          6,726,150            8,934,685
      Accrued expenses:
        Salaries and employee benefits                                                          2,771,885            4,714,396
        Accrued interest                                                                        1,445,649            3,655,175
        Other                                                                                   5,696,360            2,268,201
      Deferred income taxes                                                                    12,108,370           12,032,060
                                                                                        -----------------     ----------------
             Total current liabilities                                                         31,838,683           34,990,136

    Long-term obligations, net of current maturities                                          102,030,379          102,811,292
    Other liabilities                                                                           2,051,613            2,170,095
                                                                                        -----------------     ----------------
             Total liabilities                                                                135,920,675          139,971,523
                                                                                        -----------------     ----------------

    Shareholders' equity (deficit):
      Preferred stock - 5% non-cumulative, non-voting, callable at par:
        Class A - $100 par value; 30,000 shares authorized, 23,107
             shares issued and outstanding.                                                     2,310,700            2,310,700
        Class B - $500 par value; 5,000 shares authorized, 4,991
             shares issued, 2,991 shares outstanding.                                           2,495,500            2,495,500
      Common stock - $.01 par value:
        Class A - voting; 100,000 shares authorized, 2,923 shares
             issued and outstanding.                                                                   29                   29
        Class B - non-voting; 99,000 shares authorized, 74,030 shares
             issued and outstanding.                                                                  740                  740
      Additional paid-in capital                                                                  849,512              849,512
      Retained earnings (deficit)                                                             (14,549,413)         (12,212,139)
      Accumulated other comprehensive loss                                                       (165,884)
                                                                                        -----------------     ----------------
                                                                                               (9,058,816)          (6,555,658)
      Less:
        Treasury stock, 2,000 shares of Class B preferred stock
             at cost                                                                             (166,667)            (166,667)
        Shareholder receivables                                                                (2,159,249)          (1,966,249)
                                                                                        -----------------     ----------------
             Total shareholders' equity (deficit)                                             (11,384,732)          (8,688,574)
                                                                                        -----------------     ----------------
                                                                                        $     124,535,943     $    131,282,949
                                                                                        =================     ================

See notes to unaudited consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Operations

                                                        Three Months Ended               Nine Months Ended
                                                             July 31,                         July 31,
                                                 ------------------------------    -----------------------------
                                                       2001          2000               2001           2000
                                                 -------------   --------------    -------------  --------------
                                                           (unaudited)                       (unaudited)
Revenue:
   Rental Operations                                34,920,141       35,033,398      106,602,600     105,144,625
   Direct Sales                                      2,731,373        2,929,139        7,496,404       7,504,908
                                                 -------------   --------------    -------------  --------------
                                                    37,651,514       37,962,537      114,099,004     112,649,533
                                                 -------------   --------------    -------------  --------------

Operating expenses:
   Cost of rental operations                        26,349,088       25,657,938       80,628,518      76,533,869
   Cost of direct sales                              1,884,587        1,941,785        4,853,579       4,839,906
   Selling, general and administrative               5,979,770        6,297,065       18,899,675      18,335,306
   Depreciation and amortization                     1,509,901        1,592,486        4,619,612       4,688,405
                                                 -------------   --------------    -------------  --------------
      Total Operating Expenses                      35,723,346       35,489,274      109,001,384     104,397,486
                                                 -------------   --------------    -------------  --------------

   Income from operations                            1,928,168        2,473,263        5,097,620       8,252,047

Interest expense                                     2,859,480        2,786,605        8,783,894       8,450,773
                                                 -------------   --------------    -------------  --------------


   Loss before income taxes                           (931,312)        (313,342)      (3,686,274)       (198,726)

Income tax expense                                    (359,000)         (50,000)      (1,349,000)        173,000
                                                 -------------   --------------    -------------  --------------

      Net Loss                                        (572,312)        (263,342)      (2,337,274)       (371,726)
                                                 =============   ==============    =============  ==============

See notes to unaudited consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                Nine Months
                                                                                               Ended July 31,
                                                                                      ----------------------------------
                                                                                          2001                 2000
                                                                                      -------------       --------------
                                                                                       (unaudited)         (unaudited)
Cash flows from operating activities:
    Net loss                                                                          $  (2,337,274)      $     (371,726)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Depreciation of property, plant and equipment                                     3,225,341            3,323,905
        Amortization of capitalized leases                                                  805,051              805,051
        Amortization of acquisition intangibles                                             583,261              561,311
        Amortization of deferred financing costs                                            256,550              263,140
        Provision for deferred income taxes                                              (1,468,690)            (221,000)
        Changes in operating assets and operating liabilities:
           Accounts receivable                                                              629,184           (1,535,987)
           Inventories                                                                    4,360,317           (3,331,511)
           Rental merchandise in service                                                   (278,946)          (2,796,042)
           Prepaid expenses and other assets                                                381,719              152,075
           Accounts payable, accrued expenses, and other liabilities                     (3,216,779)          (1,700,424)
                                                                                      -------------       --------------
        Net cash provided by (used in) operating activities                               2,939,734           (4,851,208)
                                                                                      -------------       --------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                            (2,191,540)          (2,463,105)
    Acquisition of business, net of cash acquired                                            33,668             (897,015)
                                                                                      -------------       --------------
        Net cash used in investing activities                                            (2,157,872)          (3,360,120)
                                                                                      -------------       --------------

Cash flows from financing activities:
    Proceeds from long-term borrowings                                                   32,391,594           35,287,411
    Payments under long-term obligations                                                (33,467,857)         (27,097,045)
    Increase in shareholder receivables                                                    (193,000)             (13,053)
    Deferred financing costs incurred                                                       (88,534)             (15,000)
                                                                                      -------------       --------------
        Net cash provided by (used in) financing activities                              (1,357,797)           8,162,313
                                                                                      -------------       --------------
        Net decrease in cash                                                               (575,935)             (49,015)

Cash and cash equivalents:
    Beginning of period                                                                     909,340              213,407
                                                                                      -------------       --------------
    End of period                                                                     $     333,405       $      164,392
                                                                                      =============       ==============


Supplemental disclosure of cash flow information:
    Interest paid                                                                     $  10,993,420       $   10,385,173
    Income taxes paid                                                                        51,732               55,317


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

The Company uses a fifty-two/fifty-three week fiscal year ending on the last Saturday of October, with quarterly interim periods of thirteen weeks. For convenience, the dating of the accompanying financial statements and notes have been labeled as of and for the periods ending July 31, 2001, October 31, 2000 and July 31, 2000 rather than the actual period-end dates.

Operating results for the three and nine month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001.

2.  Income Taxes

The Company's effective tax rate differs from the federal statutory rate of 34% due to state income taxes and certain expenses that are not deductible for tax purposes. These non-deductible items include the amortization of certain intangible assets and a portion of certain meals and entertainment expenses.

3.  Reclassification

Certain amounts have been reclassified to conform with the fiscal 2001 presentation.

4.  Comprehensive Income

The components of comprehensive loss were as follows:

                                                   Three Months       Three Months          Nine Months        Nine Months
                                                      Ended              Ended                 ended              ended
                                                  July 31, 2001      July 31, 2000         July 31, 2001      July 31, 2000
                                                  -------------      -------------         -------------      -------------
Net loss                                            ($  572,312)       ($  263,342)         ($ 2,337,274)       ($  371,726)
Other Comprehensive income (loss)
   Changes in fair value of interest rate swap          (50,027)                                (286,408)
   Income tax related to items of other
     Comprehensive income (loss)                        (20,011)                                 110,590
                                                    ------------------------------        ---------------------------------
Comprehensive loss                                  ($  602,328)       ($  263,342)         ($ 2,513,092)       ($  371,726)
                                                    ==============================        =================================

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

Coyne International Enterprises Corp. And Subsidiaries

Consolidating Balance Sheets                                                               July 31, 2001
                                                                  ---------------------------------------------------------------
                                                                      Parent        Subsidiary    Consolidating     Consolidated
      Assets                                                         Company        Guarantors     Adjustments         Totals
      ------                                                      --------------   -------------  ---------------   -------------
      Current Assets:
        Cash and cash equivalents                                 $      666,834   $    (333,429)  $                $     333,405
        Accounts receivable                                           14,006,204       2,294,587                       16,300,791
        Inventories                                                    6,058,197       2,306,627                        8,364,824
        Rental merchandise in service                                 28,966,842       4,025,071                       32,991,913
        Prepaid expenses and other assets                              9,432,732          25,712       (9,088,933)        369,511
                                                                  --------------   -------------   --------------   -------------
           Total current assets                                       59,130,809       8,318,568       (9,088,933)     58,360,444

      Property, plant and equipment, at cost:                         91,160,757       8,948,587                      100,109,344
        Less:  Accumulated depreciation                              (52,318,315)     (5,812,778)                     (58,131,093)
                                                                  --------------   -------------   --------------   -------------
           Total property, plant and equipment                        38,842,442       3,135,809                0      41,978,251

      Other assets:
        Purchased routes and acquisition intangibles, net             16,359,913         263,100                       16,623,013
        Deferred financing costs, net                                  2,154,553               0                        2,154,553
        Deferred income taxes                                          5,269,623               0                        5,269,623
        Other                                                            150,059               0                          150,059
                                                                  --------------   -------------   --------------   -------------
           Total other assets                                         23,934,148         263,100                0      24,197,248

                                                                  ==============   =============   ==============   =============
                                                                  $  121,907,399   $  11,717,477   $   (9,088,933)  $ 124,535,943
                                                                  ==============   =============   ==============   =============


      Liabilities and Shareholders' Equity (Deficit)
      ----------------------------------------------

      Current Liabilities:
        Current maturities of long-term obligations               $    3,090,269   $           -   $                $   3,090,269
        Accounts payable                                               6,197,164         528,986                        6,726,150
        Accrued expenses:
          Salaries and employee benefits                               2,669,209         102,676                        2,771,885
          Accrued interest                                             1,445,649               0                        1,445,649
          Other                                                        3,699,478       1,996,882                        5,696,360
        Deferred income taxes                                         12,108,370               0                       12,108,370
                                                                  --------------   -------------   --------------   -------------
           Total current liabilities                                  29,210,139       2,628,544                0      31,838,683

      Long-term obligations, net of current maturities               102,030,379               0                      102,030,379
      Other liabilities                                                2,051,613       3,290,839       (3,290,839)      2,051,613
                                                                  --------------   -------------   --------------   -------------
           Total liabilities                                         133,292,131       5,919,383       (3,290,839)    135,920,675
                                                                  --------------   -------------   --------------   -------------

      Shareholders' equity (deficit):
        Preferred stock                                                4,806,200               0                        4,806,200
        Common stock                                                         769       1,250,019       (1,250,019)            769
        Additional paid-in capital                                       849,512         298,981         (298,981)        849,512
        Retained earnings (deficit)                                  (14,549,413)      4,249,094       (4,249,094)    (14,549,413)
        Accumulated other comprehensive loss                            (165,884)              0                         (165,884)
                                                                  --------------   -------------   --------------   -------------
                                                                      (9,058,816)      5,798,094       (5,798,094)     (9,058,816)
        Less:
          Treasury stock, 2,000 shares of Class B preferred stock
                  at cost                                               (166,667)              0                         (166,667)
          Shareholder receivables                                     (2,159,249)              0                       (2,159,249)
                                                                  --------------   -------------   --------------   -------------
                    Total shareholders' equity (deficit)             (11,384,732)      5,798,094       (5,798,094)    (11,384,732)
                                                                  --------------   -------------   --------------   -------------
                                                                  $  121,907,399   $  11,717,477   $   (9,088,933)  $ 124,535,943
                                                                  ==============   =============   ==============   =============

Coyne International Enterprises Corp. and Subsidiaries


Consolidating Balance Sheets                                                             October 31, 2000
                                                                 ----------------------------------------------------------------
                                                                    Parent          Subsidiary     Consolidating    Consolidatedd
      Assets                                                       Company          Guarantors      Adjustments        Totals
      ------                                                     -------------     -------------   -------------    -------------
      Current Assets:
        Cash and cash equivalents                                $     955,728     $     (46,388)  $                $     909,340

        Accounts receivable                                         15,243,854         1,686,121                       16,929,975
        Inventories                                                  9,487,201         3,237,940                       12,725,141
        Rental merchandise in service                               30,643,937         2,069,030                       32,712,967
        Prepaid expenses and other assets                           10,035,907            14,628      (9,351,767)         698,768
                                                                 -------------     -------------   -------------    -------------
           Total current assets                                     66,366,627         6,961,331      (9,351,767)      63,976,191

      Property, plant and equipment, at cost:                       89,059,067         8,858,737                       97,917,804
        Less:  Accumulated depreciation                            (48,572,337)       (5,528,363)                     (54,100,700)
                                                                 -------------     -------------   -------------    -------------
           Total property, plant and equipment                      40,486,730         3,330,374               0       43,817,104

      Other assets:
       Purchased routes and acquisition intangibles, net            16,968,910           271,032                       17,239,942
       Deferred financing costs, net                                 2,322,568                 0                        2,322,568
       Deferred income taxes                                         3,724,623                 0                        3,724,623
       Other                                                           202,521                 0                          202,521
                                                                 -------------     -------------   -------------    -------------
           Total other assets                                       23,218,622           271,032               0       23,489,654
                                                                 -------------     -------------   -------------    -------------
                                                                 $ 130,071,979     $  10,562,737   $  (9,351,767)   $ 131,282,949
                                                                 =============     =============   =============    =============


      Liabilities and Shareholders' Equity (Deficit)

      Current Liabilities:
       Current maturities of long-term obligations               $   2,707,503     $     678,116   $                $   3,385,619
       Accounts payable                                              8,934,685                                          8,934,685
       Accrued expenses:
          Salaries and employee benefits                             4,635,123            79,273                        4,714,396
          Accrued interest                                           3,655,175                                          3,655,175
          Other                                                      1,814,620           453,581                        2,268,201
       Deferred income taxes                                        12,032,060                                         12,032,060
                                                                 -------------     -------------   -------------    -------------
           Total current liabilities                                33,779,166         1,210,970               0       34,990,136

      Long-term obligations, net of current maturities             102,811,292                                        102,811,292
      Other liabilities                                              2,170,095         3,242,883      (3,242,883)       2,170,095
                                                                 -------------     -------------   -------------    -------------
           Total liabilities                                       138,760,553         4,453,853      (3,242,883)     139,971,523
                                                                 -------------     -------------   -------------    -------------

      Shareholders' equity (deficit):
       Preferred stock                                               4,806,200                                          4,806,200
       Common stock                                                        769         1,250,019      (1,250,019)             769
       Additional paid-in capital                                      849,512           298,981        (298,981)         849,512
       Retained earnings (deficit)                                 (12,212,139)        4,559,884      (4,559,884)     (12,212,139)
                                                                 -------------     -------------   -------------    -------------
                                                                    (6,555,658)        6,108,884      (6,108,884)      (6,555,658)
       Less:
          Treasury stock, 2,000 shares of Class B preferred stock
           at cost                                                    (166,667)                                          (166,667)
          Shareholder receivables                                   (1,966,249)                                        (1,966,249)
                                                                 -------------     -------------   -------------    -------------
           Total shareholders' equity (deficit)                     (8,688,574)        6,108,884      (6,108,884)      (8,688,574)
                                                                 -------------     -------------   -------------    -------------
                                                                 $ 130,071,979     $  10,562,737   $  (9,351,767)   $ 131,282,949
                                                                 =============     =============   =============    =============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statements of Operations

                                                                            Three Months Ended July 31, 2001
                                                         -----------------------------------------------------------------------

                                                              Parent            Subsidiary     Consolidating      Consolidated
                                                             Company            Guarantors     Adjustments           Totals
                                                         -----------------  ----------------------------------------------------
Revenue:
   Rental Operations                                      $    32,314,426    $     2,605,715    $            0    $  34,920,141
   Direct Sales                                                 1,442,745          2,652,704        (1,364,076)       2,731,373
                                                         -----------------  -----------------  ----------------  ---------------
                                                               33,757,171          5,258,419        (1,364,076)      37,651,514
                                                         -----------------  -----------------  ----------------  ---------------

Operating expenses:
   Cost of rental operations                                   24,206,699          2,142,389                 0       26,349,088
   Cost of direct sales                                           922,001          2,313,662        (1,351,076)       1,884,587
   Selling, general and administrative                          5,260,966          1,020,463          (301,659)       5,979,770
   Depreciation and amortization                                1,439,337             70,564                 0        1,509,901
                                                         -----------------  -----------------  ----------------  ---------------
                                                               31,829,003          5,547,078        (1,652,735)      35,723,346
                                                         -----------------  -----------------  ----------------  ---------------

      Income (loss) from operations                             1,928,168           (288,659)          288,659        1,928,168

Interest expense                                                2,859,480                  0                          2,859,480
                                                         -----------------  -----------------  ----------------  ---------------

      Income (loss) before income tax                            (931,312)          (288,659)          288,659         (931,312)

Income taxes                                                     (359,000)          (115,463)          115,463         (359,000)
                                                         -----------------  -----------------  ----------------  ---------------

      Net income (loss)                                   $      (572,312)   $      (173,196)   $      173,196    $    (572,312)
                                                         =================  =================  ================  ===============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statements of Operations

                                                           Nine Months Ended July 31, 2001
                                          -----------------------------------------------------------------

                                             Parent         Subsidiary      Consolidating     Consolidated
                                             Company        Guarantors       Adjustments         Totals
                                          ------------    --------------    --------------    -------------
Revenue:
   Rental Operations                        99,174,123         7,428,477                 0      106,602,600
   Direct Sales                              3,512,857         9,465,314        (5,481,767)       7,496,404
                                          ------------    --------------    --------------    -------------
                                           102,686,980        16,893,791        (5,481,767)     114,099,004
                                          ------------    --------------    --------------    -------------

Operating expenses:
   Cost of rental operations                74,506,137         6,122,381                 0       80,628,518
   Cost of direct sales                      2,207,033         8,094,313        (5,447,767)       4,853,579
   Selling, general and administrative      16,128,769         2,913,218          (142,312)      18,899,675
   Depreciation and amortization             4,747,421          (127,809)                0        4,619,612
                                          ------------    --------------    --------------    -------------
                                            97,589,360        17,002,103        (5,590,079)     109,001,384
                                          ------------    --------------    --------------    -------------

      Income (loss) from operations          5,097,620          (108,312)          108,312        5,097,620

Interest expense                             8,783,894                 0                          8,783,894
                                          ------------    --------------    --------------    -------------


      Income (loss) before income tax       (3,686,274)         (108,312)          108,312       (3,686,274)

Income taxes                                (1,349,000)          (43,325)           43,325       (1,349,000)
                                          ------------    --------------    --------------    -------------

      Net income (loss)                     (2,337,274)          (64,987)           64,987       (2,337,274)
                                          ============    ==============    ==============    =============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statements of Operations

                                                                            Three Months Ended July 31, 2000
                                                         -----------------------------------------------------------------------

                                                              Parent            Subsidiary     Consolidating      Consolidated
                                                             Company            Guarantors     Adjustments           Totals
                                                         -----------------  ----------------------------------------------------
Revenue:
   Rental Operations                                      $    32,689,337    $     2,344,061    $                 $  35,033,398
   Direct Sales                                                 1,700,629          3,599,676        (2,371,166)       2,929,139
                                                         -----------------  -----------------  ----------------  ---------------
                                                               34,389,966          5,943,737        (2,371,166)      37,962,537
                                                         -----------------  -----------------  ----------------  ---------------

Operating expenses:
   Cost of rental operations                                   23,894,753          1,763,185                         25,657,938
   Cost of direct sales                                         1,215,542          3,035,409        (2,309,166)       1,941,785
   Selling, general and administrative                          5,308,069            898,822            90,174        6,297,065
   Depreciation and amortization                                1,498,339             94,147                          1,592,486
                                                         -----------------  -----------------  ----------------  ---------------
                                                               31,916,703          5,791,563        (2,218,992)      35,489,274
                                                         -----------------  -----------------  ----------------  ---------------

      Income from operations                                    2,473,263            152,174          (152,174)       2,473,263

Interest expense                                                2,786,605                  0                          2,786,605
                                                         -----------------  -----------------  ----------------  ---------------

      Income (loss) before income tax                            (313,342)           152,174          (152,174)        (313,342)

Income taxes                                                      (50,000)            60,869           (60,869)         (50,000)
                                                         -----------------  -----------------  ----------------  ---------------

      Net income (loss)                                   $      (263,342)   $        91,305    $      (91,305)   $    (263,342)
                                                         =================  =================  ================  ===============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statements of Operations

                                                            Nine Months Ended July 31, 2000
                                             -------------------------------------------------------------

                                                Parent       Subsidiary      Consolidating    Consolidated
                                                Company      Guarantors       Adjustments        Totals
                                             ------------   ------------    --------------    ------------
Revenue:
   Rental Operations                           98,107,629      7,036,996                        105,144,625
   Direct Sales                                 3,315,484     11,879,381        (7,689,957)       7,504,908
                                             ------------   ------------    --------------    -------------
                                              101,423,113     18,916,377        (7,689,957)     112,649,533
                                             ------------   ------------    --------------    -------------

Operating expenses:
   Cost of rental operations                   71,129,698      5,404,170                         76,533,868
   Cost of direct sales                         2,221,031     10,122,832        (7,503,957)       4,839,906
   Selling, general and administrative         15,388,877      2,851,643            94,787       18,335,307
   Depreciation and amortization                4,431,460        256,945                          4,688,405
                                             ------------   ------------    --------------    -------------
                                               93,171,066     18,635,590        (7,409,170)     104,397,486
                                             ------------   ------------    --------------    -------------

      Income (loss) from operations             8,252,047        280,787          (280,787)       8,252,047

Interest expense                                8,450,773              0                          8,450,773
                                             ------------   ------------    --------------    -------------

      Income (loss) before income tax            (198,726)       280,787          (280,787)        (198,726)

Income taxes                                      173,000        112,314          (112,314)         173,000
                                             ------------   ------------    --------------    -------------

               Net income (loss)                 (371,726)       168,473          (168,473)        (371,726)
                                             ============   ============    ==============    =============

Coyne International Enterprises Corp. and Subsidiaries

                                                                 -----------------------------------------------------------------
                                                                                  Nine Months Ended July 31, 2001
                                                                 -----------------------------------------------------------------
Consolidating Statements of Cash Flows                             Parent           Subsidiary       Consolidating     Consolidated
                                                                   Company          Guarantors        Adjustments         Totals
                                                                -------------     -------------      -------------     ------------
  Cash flows from operating activities:
   Net income (loss)                                            $  (2,337,274)    $    (310,790)     $    310,790     $ (2,337,274)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Depreciation of property, plant and equipment                  2,943,479           281,862                          3,225,341
     Amortization of capitalized leases                               805,051                                              805,051
     Amortization of acquisition intangibles                          575,329             7,932                            583,261
     Amortization of deferred financing costs                         256,550                 0                 0          256,550
     Provision for deferred income taxes                          (1,468,690)                 0                 0       (1,468,690)
     Changes in operating assets and operating liabilities:
      Accounts receivable                                           1,237,650          (608,466)                0          629,184
      Inventories                                                   3,429,004           931,313                 0        4,360,317
      Rental merchandise in service                                 1,677,095        (1,956,041)                0         (278,946)
      Prepaid expenses and other assets                               655,638           (11,084)         (262,834)         381,719
      Accounts payable, accrued expenses, and other                (4,634,353)        1,465,530           (47,956)      (3,216,779)
      liabilities
                                                                -------------     -------------     -------------     ------------
     Net cash provided by (used in) operating activities            3,139,479          (199,744)                0        2,939,734
                                                                -------------     -------------     -------------     ------------

  Cash flows from investing activities:
   Purchase of property, plant and equipment                       (2,101,690)          (89,850)                        (2,191,540)
   Acquisition of business, net of cash acquired                       33,668                                               33,668
                                                                -------------     -------------     -------------     ------------
     Net cash used in investing activities                         (2,068,022)          (89,850)                0       (2,157,872)
                                                                -------------     -------------     -------------     ------------

  Cash flows from financing activities:
   Proceeds from long-term borrowings                              32,391,594                                           32,391,594
   Payments under long-term obligations                           (33,467,857)                                         (33,467,857)
   Other                                                             (281,534)                                            (281,534)
                                                                -------------     -------------     -------------     ------------
        Net cash provided by (used in) financing activities        (1,357,797)                0                 0       (1,357,797)
                                                                -------------     -------------     -------------     ------------
              Net increase (decrease) in cash                        (286,340)         (289,594)                0         (575,935)

  Cash and cash equivalents:
   Beginning of period                                                955,728           (46,388)                0          909,340
                                                                -------------     -------------     -------------     ------------
   End of period                                                $     669,388     $    (335,982)    $           0     $    333,405
                                                                =============     =============     =============     ============

Coyne International Enterprises Corp. and Subsidiaries

                                                                                   Nine Months Ended July 31, 2000
                                                                 ------------------------------------------------------------------
Consolidated Statements of Cash Flows                               Parent          Subsidiary       Consolidating     Consolidated
                                                                    Company         Guarantors        Adjustments         Totals
                                                                 ------------     --------------     --------------   -------------
  Cash flows from operating activities:
   Net income (loss)                                             $   (371,726)    $      155,125     $     (155,125)  $    (371,726)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Depreciation of property, plant and equipment                  3,044,714            279,191                          3,323,905
     Amortization of capitalized leases                               805,051                                               805,051
     Amortization of acquisition intangibles                          553,379              7,932                            561,311
     Amortization of deferred financing costs                         248,140                  0                  0         263,140
     Provision for deferred income taxes                             (486,000)           265,000                  0        (221,000)
     Changes in operating assets and operating liabilities:
      Accounts receivable                                          (3,827,127)         2,291,141                  0      (1,535,986)
      Inventories                                                  (3,046,066)          (285,445)                 0      (3,331,511)
      Rental merchandise in service                                (2,679,344)          (116,698)                 0      (2,796,042)
      Prepaid expenses and other assets                             2,487,269             (5,396)        (2,329,798)        152,075
      Accounts payable, accrued expenses, and other                (1,816,852)        (2,381,844)         2,484,923      (1,700,425)
      liabilities
                                                               --------------     --------------     -------------- ---------------
       Net cash provided by (used in) operating activities         (5,088,562)           200,108                  0      (4,851,208)
                                                               --------------     --------------     -------------- ---------------

  Cash flows from investing activities:
   Purchase of property, plant and equipment                       (2,339,248)          (123,857)                        (2,463,105)
   Acquisition of business, net of cash acquired                     (897,015)                                             (897,015)
                                                               --------------     --------------     -------------- ---------------
       Net cash used in investing activities                       (3,236,263)          (123,857)                 0      (3,360,120)
                                                               --------------     --------------     -------------- ---------------

  Cash flows from financing activities:
   Proceeds from long-term borrowings                              35,287,411                                            35,287,411
   Payments under long-term obligations                           (27,097,045)                                          (27,097,045)
   Other                                                              (13,053)                 0                  0         (28,053)
                                                               --------------     --------------     --------------    ------------
       Net cash provided by (used in) financing activities          8,177,313                  0                  0       8,162,313
                                                               --------------     --------------     --------------    ------------
       Net increase (decrease) in cash                               (147,512)            98,497                  0         (49,015)

  Cash and cash equivalents:
   Beginning of period                                                309,648            (96,241)                 0         213,407
                                                               --------------     --------------     --------------    ------------
   End of period                                                 $    162,136     $        2,256                  0    $    164,392
                                                               ==============     ==============     ==============    ============

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

Results of Operations

Total revenues decreased 0.8% for the three months ended July 31, 2001 versus the three months ended July 31, 2000. Total revenues decreased 1.7% for the three months ended July 31, 2001 versus the three months ended April 30, 2001. The revenue results for the quarter stem from reduced business activity, driven by customer workforce reductions and increasing competition. Total revenues for the nine-month period ended July 31, 2001 have increased 1.3% over the nine-month period ended July 31, 2000.

Cost of rental operations increased 2.7% for the three months ended July 31, 2001 versus the three months ended July 31, 2000. Cost of rental operations for the nine-month period ended July 31, 2001 has increased 5.4% over the nine-month period ended July 31, 2000. These increases reflect higher merchandise and installation costs for large high-cost garment accounts during 2001 and higher energy costs.

Income from operations decreased 22% for the three months ended July 31, 2001 versus the three months ended July 31, 2000. Income from operations for the nine-month period ended July 31, 2001 has decreased 38% over the nine-month period ended July 31, 2000. These decreases reflect the higher costs of merchandise and energy noted above offset somewhat by recent cost control measures which have reduced selling, general and administrative costs 8.2% for the three months ended July 31, 2001 versus the three months ended April 30, 2001.

Liquidity and Capital Resources

Net cash provided by operating activities increased $7.8 million for the nine months ended July 31, 2001 over the same period in fiscal 2000. This increase is primarily attributed to decreased purchases of inventory and more efficient use of existing inventory in 2001.

The Company is highly leveraged, with total indebtedness of approximately $105 million and a shareholder deficit of approximately $11.4 million. Accordingly, the Company's primary source of liquidity has been cash flows from operations and borrowing under its existing credit facilities. In fiscal 2000, as a result of new business opportunities, the Company experienced increases in its inventory and uniforms in service. The increases directly accounted for the increase in the Company's revolving credit facility. As of July 31, 2001, the Company had approximately $1,565,000 available under its revolving credit facility. The Company's current bank credit facilities extend until 2003. However, management is presently evaluating its overall financial obligations to ensure adequate financing is available to fund its business operations. The Company may from time to time make purchases of the Notes on the open market or in privately negotiated transactions, subject to available liquidity and certain financial covenants and restrictions set forth in its credit facilities.