Form 10-K405
period 2001-10-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2002-02-11
CIK 1066242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

      [X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year ended October 31, 2001

                                       or

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to _________________

                          Commission File No. 333-60247
                                              ---------

-
                      COYNE INTERNATIONAL ENTERPRISES CORP.
                     BLUE RIDGE TEXTILE MANUFACTURING, INC.
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. :
YES   X         NO

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
                                                PART I

Item 1.    Business ......................................................................................     3

Item 2.    Properties ....................................................................................     6

Item 3.    Legal Proceedings .............................................................................     6

Item 4.    Submission of Matters to a Vote of Security Holders ...........................................     6

                                               PART II

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters ..........................     7

Item 6.    Selected Financial Data .......................................................................     7

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................................................     7

Item 7a.   Quantitative and Qualitative Disclosure About Market Risk .....................................     7

Item 8.    Financial Statements and Supplementary Data ...................................................     7

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........     7

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant ............................................     8

Item 11.   Executive Compensation ........................................................................     9

Item 12.   Security Ownership of Certain Beneficial Owners and Management ................................    10

Item 13.   Certain Relationships and Related Transactions ................................................    11

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................    12

           Signatures

Coyne International Enterprises Corp. uses a 52/53 week fiscal year ending on the last Saturday in October. For convenience, the dating of financial information in this Annual Report on Form 10-K has been labeled as of and for the years ended October 31, 2001, 2000 and 1999, as the case may be, rather than the actual fiscal year end.

                           Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of, but not limited to, the following factors: (i) the Company's ability to generate sufficient cash flow from operations, (ii) the availability of future borrowings under the Company's credit facility, (iii) the availability of sufficient funds at the time of any change of control to make any required repurchases of the Company's senior subordinated notes, (iv) restrictions in the Company's credit facility, (v) the Company's ability to compete with other firms in the textile rental industry, (vi) general economic conditions in the Company's markets,
(vii) the timing of acquisitions,(viii) commencing start-up operations and related costs, (ix) the Company's effectiveness of integrating acquired businesses and start-up operations, (x) the timing and amount of capital expenditures, (xi) seasonal rental and purchasing patterns of the Company's customers, (xii) price changes in response to competitive factors, (xiii) the Company's ability to attract and retain qualified employees, and a prolonged work stoppage or strike by the Company's unionized work force,(xiv) the availiablity of sufficient funds to meet shareholder redemption requests, and (xv )the results of Internal Revenue Service audits.

                                     PART I

Item 1.   Business.
          --------

General

     Coyne International Enterprises Corp. ("CTS" or the "Company") was founded and incorporated in New York in 1929 and has been owned and operated by the Coyne family since its inception. The Company rents and distributes uniform and career apparel, protective clothing, and other non-garment items, including towels, floormats, dust control, and reusable absorbent products ("RAS"). The Company services a wide variety of industries throughout the eastern United States from 42 service locations and one manufacturing facility. The Company's products and services are distributed by route delivery trucks, which run out of 18 laundry plants and 24 terminals. CTS manufactures shop towels, dust mops, floormats and several other products used in the textile rental industry at its Blue Ridge manufacturing facility.

     The Company targets its marketing efforts on the value-added aspects of the textile rental business, such as heavy soil (e.g., printing inks, oils and solvents) industries. "Value-added" refers to the Company's attempt to protect its customers from potential environmental liabilities by reducing the amount of hazardous substances sent to landfills for disposal. In addition, the Company assists its customers with OSHA compliance through its protective garment programs. The Company's products and services assist customers with their corporate image, the productivity and safety of their employees and the environmental impact of their businesses. In addition, the Company works with clients to design, source and manage protective uniform programs for specific applications, such as flame retardant clothing for industrial workers.

Products and Services

The Company provides its customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. The Company's uniform products, which account for approximately 47% of rental revenue, include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear, such as fire retardant garments. The Company also offers non-garment items and services, such as shop towels, floormats, dust-control mops and other textile products.The Company offers its customers a range of garment service options, including full-service rental programs in which garments are owned, cleaned and serviced by the Company and lease programs in which garments are cleaned and maintained by its customers' individual employees. The Company also offers the opportunity to purchase garments and related items directly. As part of its full-service rental business, the Company picks up a customer's soiled uniforms or other items on a periodic basis (usually weekly) and, at the same time, delivers cleaned and processed replacement items. The Company's wastewater treatment capabilities allow it to process textiles contaminated with petroleum, chemical solvents or printing inks that require specialized cleaning services that comply with environmental regulations. These facilities capture waste solvents and oils in liquid form and then recycle this liquid waste as a supplemental fuel in a secondary fuel-recycling program.

Sourcing Activities

     Due to the cost and inconsistent quality of shop towels available, the Company began manufacturing shop towels in 1992. All of the shop towels used in the Company's laundry business are produced at the Company's Blue Ridge, Georgia manufacturing facility and are marketed under the Blue Ridge name. Approximately one-half of Blue Ridge manufactured shop towels are sold to customers other than CTS. Blue Ridge also manufactures dust mops, aprons, laundry bags, floormats and RAS socks and pads. The Blue Ridge operations represented approximately 3.2% of the Company's external revenues in fiscal 2001.

     The Company purchases other rental merchandise from a variety of sources. The Company believes that it is not dependent on any one supplier and that alternative sources are available at comparable prices.

Customers

     The Company's customer base is diversified across a variety of industries and customers range in size from large nationally-recognized businesses to gas stations and other small retail establishments. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, manufacturers, maintenance facilities, printers and publishers, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services approximately 45,000 accounts in diversified industries from 42 locations throughout the eastern United States. During the past six years, no single customer accounted for more than 7.0% of total revenue in any year.

Competition

     The industrial segment of the textile rental industry is highly competitive. There are four competitors in the industry with annual revenues in excess of $250 million each. These companies account for over half of the industry's revenues. The remainder of the industry is made up of over 700 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. The Company believes that it is one of a small group of companies that have revenues of $50 million to $250 million and which collectively account for approximately 25% of revenues from the industrial segment.

The Company believes that the primary competitive factors that affect its operations are price and its ability to meet customers' product specifications, which include design, quality and service. The Company believes it maintains prices comparable to those of its major competitors. The Company also believes that its ability to compete effectively is enhanced by its environmental capabilities.

Employees

     As of October 31, 2001, the Company had approximately 1,850 employees. CTS is a party to 31 collective bargaining agreements covering approximately 800 employees. These bargaining agreements expire periodically through 2007. The Company had no work stoppages in 2001. The Company believes its relationship with its employees is satisfactory.

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

     Under the Federal Comprehensive Environmental Response, Compensation and Liability Act, the U.S. Environmental Protection Agency ("EPA") is authorized to, among other things, designate certain contaminated facilities as Superfund sites and seek from responsible parties the cost to clean-up that contamination. The Company has in the past responded to a number of requests for information from the EPA concerning the Company's alleged disposal of hazardous substances at Superfund sites and currently has one active case where the Company has been named as a potentially responsible party and could be held liable for the cost to remediate the contamination. The extent of liability, if any, depends on a number of factors, such as (1) whether the Company disposed of hazardous substances at the facility, (2) whether the Company or its waste hauling contractor selected the particular disposal location, (3) the quantity and, under certain circumstances, the toxicity of hazardous substances that were disposed and (4) whether the Company was contractually indemnified by its waste hauling contractor for such potential liability. The Company has established reserves based on its best estimate of the probable exposure in connection with these sites. The Company continues to evaluate its exposures as additional information becomes available.

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

Item 2.    Properties.
           ----------

As of October 31, 2001, the Company provided textile rental services from 42 facilities. The Company owns 22 of its facilities, including its corporate headquarters in Syracuse, New York, and leases the balance of its facilities. The Company has options to renew in most cases, except for leases for certain garages and small distribution facilities which are leased on a month-to-month basis. The Company's facilities consist primarily of laundry plants and laundry terminals. A laundry plant processes and delivers textile rental products to customers or to laundry terminals. A laundry terminal does not engage in production work, but collects soiled inventory, transports it to the laundry plant for processing and delivers processed inventory to customers.

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

     The Company's common and preferred stock are not publicly traded. As of October 31, 2001, the Company had 3 stockholders of record.

Item 6.   Selected Financial Data.
          -----------------------

     See response to Item 8 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          -------------------------

See response to Item 8 of this report.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

     The Company manages interest rate risk by using a combination of variable and fixed rate debt, as well as interest rate swap agreements. The Company's earnings are affected by changes in short-term interest rates due to the use of variable rate notes and revolving credit facilities amounting to approximately $20.1 million. This exposure is limited by the use of interest rate swap agreements as a hedge against the variability in short-term rates. At October 31, 2001, approximately $4.3 million of the Company's variable-rate debt was covered under interest rate swap agreements. The interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. If short-term rates increase by one-half percent, (50 basis-points), the Company's interest expense would increase, and income before taxes would decrease, by approximately $0.1 million. Conversely, if short-term rates decrease by one-half percent, (50 basis-points), the Company's interest expense would decrease, and income before taxes would increase, by approximately $0.1 million.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

     The audited financial statements, financial statement schedules and related documents shall be filed when available, which the Company believes shall be in the near future. A letter from the Company's current auditors is included as an exhibit to this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.
          --------------------------------------

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

     The following table sets forth certain information regarding the Company's directors and certain key executive officers:

        Name                    Age                             Position
-----------------------------   ---      --------------------------------------------------------------
Thomas M. Coyne                  63      Chairman of the Board, President and Chief Executive Officer

Thomas C. Crowley                54      Director, Executive Vice President and Chief Operating Officer

J. Patrick Barrett (1)(2)        64      Director

Wallace J. McDonald (1)(2)       61      Director

David S. Evans (1)(2)            63      Director

Raymond T. Ryan                  74      Director, Assistant Treasurer

Stephen M. Owen                  38      Vice President of Finance, CFO, Treasurer

Alexander Pobedinsky             40      Vice President, General Counsel and Secretary


(1)  Member of the Audit and Finance Committee.
(2)  Member of the Human Resource and Compensation Committee.

     Thomas M. Coyne is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Coyne joined the Company in 1977 after spending 17 years with an engineering and construction company. He has served in various positions responsible for plant operations and sales before his promotion to President in 1982. Mr. Coyne currently serves as Chairman of the Board for the Textile Rental Services Association.

     Thomas C. Crowley has been a Director of the Company since 1993. Mr. Crowley was Executive Vice President of Evergreen Bancorp, Inc. in Glens Falls, New York from 1994 to 1999. Mr. Crowley joined the Company as Executive Vice President and Chief Operating Officer in June 1999.

     J. Patrick Barrett has been a Director of the Company since July, 1998. Mr. Barrett has served as Chairman of Carpat Investments, a private investment firm, since 1987. Mr. Barrett also has previously served as Chairman and CEO of Avis Inc., President of Telergy, Inc. and has been a director of Lincoln National Corp. since 1990.

     Wallace J. McDonald has been a Director of the Company since 1987. Mr. McDonald has been a partner with the law firm of Bond, Schoeneck & King, LLP based in Syracuse, New York since 1967.

     David S. Evans has been a Director of the Company since 1998 and from 1994 to 1996. Mr. Evans has been a Director of Confluence Systems, Inc. of High Point, NC since 1995. He has previously served as Director, President and Chief Executive Officer of CBP Resources, Inc. and Director, President and Chief Executive Officer of Delta Protein, Inc. of Memphis, TN.

     Raymond T. Ryan has been a Director of the Company since 1991. From March 1991 through July 1995 he served as Chief Financial Officer of the Company. He is currently Assistant Treasurer of the Company. Mr. Ryan has been an employee of the Outaouais Group, Inc. since 1991. Mr. Ryan is a C.P.A. and a retired partner of PricewaterhouseCoopers, LLP.

     Stephen M. Owen joined the Company in 2000 and has served as Vice President of Finance, Chief Financial Officer and Treasurer since May 2001. Mr. Owen is a certified public accountant and his experience includes seven years with Ernst & Young.

     Alexander Pobedinsky has been the General Counsel and Secretary of the Company since 1997. Mr. Pobedinsky was associated with the law firm of O'Hara, Hanlon, Knych and Pobedinsky, LLP, based in Syracuse, New York, from 1991 through 1999. Mr. Pobedinsky joined the Company in January 2000, as Corporate Secretary, Vice President and General Counsel.


Item 11. Executive Compensation.
         ----------------------

     The following table sets forth the compensation during the last three fiscal years earned by the Company's President and other executive officers during the fiscal year ended October 31, 2001:

                                                      Fiscal       Annual Compensation         All Other
                                                                   -------------------
       Name and Principal Position                     Year         Salary      Bonus        Compensation
---------------------------------------------         ------       --------    -------       ------------
Thomas M. Coyne                                        2001        $520,000                    $   4,500
Chairman of the Board, President and Chief             2000        $520,000                    $   3,765
Executive Officer                                      1999        $487,647                    $  13,024

Thomas C. Crowley                                      2001        $244,146                    $   8,547
Director, Executive Vice President and Chief           2000        $200,000    $70,422         $   5,884
Operating Officer                                      1999        $107,092    $25,000

Alexander Pobedinsky                                   2001        $155,000    $ 3,000         $   7,197
Vice President, General Counsel and Secretary          2000        $155,000                    $   3,600
                                                       1999        $ 55,000                    $   3,600
Alan D. Wilson
Vice President of Operations                           2001        $125,000                    $   6,675
                                                       2000        $ 18,301
                                                       1999

Anthony F. O'Connor                                    2001        $107,000                    $   6,405
Vice President of Sales and Marketing                  2000        $107,000                    $   6,480
                                                       1999        $107,000                    $  10,249

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
           --------------------------------------------------------------

         All of the Company's equity securities are owned of record by the Coyne family or trusts established by them.

                                               COMMON STOCK                                      PREFERRED STOCK
                                               ------------                                      ---------------
                                  Class A (Voting)        Class B (Non-Voting)      Class A (Non-Voting)      Class B (Non-Voting)
                                  ----------------        --------------------      --------------------      --------------------
                               Number of                  Number of                Number of                 Number of
                                 Shares                    Shares                    Shares                    Shares
                              Beneficially  Percentage  Beneficially  Percentage  Beneficially  Percentage  Beneficially  Percentage
                                Owned(1)     of Class     Owned (1)    of Class     Owned (1)    of Class     Owned (1)    Of Class
                                --------     --------     ---------    --------     ---------    --------     ---------    --------
J. Stanley Coyne
   Revocable Trust/(2)(3)/ ..                    --     63,305         85.5%          19,745       85.5%         2,272       76.0%

J. Stanley Coyne Inter
   Vivos Irrevocable
   Trust /(2)(4)/ ...........     1,020        34.9%        --           --               --         --             --         --

Thomas M. Coyne Blue
   Ridge Trust /(2)(5)/ .....     1,903        65.1%    10,725         14.5%           3,362       14.5%           719       24.0%

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

(3) The trustees of this trust are Thomas M. Coyne, Raymond T. Ryan and Wallace J. McDonald, who share voting and investment power with respect to the shares held by this trust and who may be deemed to be the beneficial owner of all such shares. Such trustees disclaim beneficial ownership of these shares.

(4) The trustees of this trust are Thomas M. Coyne, Raymond T. Ryan and Wallace J. McDonald, who share voting and investment power with respect to the shares held by this trust and who may be deemed to be the beneficial owner of all such shares. Such trustees disclaim beneficial ownership of these shares.

(5) The trustee of this trust is Raymond T. Ryan, who holds voting and investment power with respect to the shares held by this trust and who may be deemed to be the beneficial owner of all such shares. Such trustee disclaims beneficial ownership of these shares.

Item 13.   Certain Relationships and Related Transactions.
           ----------------------------------------------

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company's Human Resources and Compensation Committee consists of Messrs. Barrett, Evans, and McDonald. No officer of the Company serves as a voting member of the Human Resources and Compensation Committee.

     Transactions with certain of the members of such committee are discussed below under "Professional Services."

Certain Transactions with Members of the Coyne Family

     The Company has an outstanding note receivable from the estate of J. Stanley Coyne in the amount of $1,264,355. This note bears interest at the applicable federal rate as determined by the Internal Revenue Service (3.6% at October 31, 2001). It is anticipated that this receivable will be settled through the redemption of either common or preferred stock held by the estate of
J. Stanley Coyne.

     The Company made advances of $40,000 during 2001 to Susan Whitney, the daughter of J. Stanley Coyne. Such advances total $132,000 as of October 31, 2001. The Company, at its discretion, made advances of $11,000 per month to Gerald Coyne, a son of J. Stanley Coyne, and former officer of the Company. The total accumulated amount of such advances as of October 31, 2001 was $269,135. The Company has made cumulative advances to other family members totaling $87,157. Subject to the provisions of the subordinated debt indenture, it is anticipated that all of these advances will be repaid through redemption of stock held by the estate of J. Stanley Coyne.

     The Company has an uncollateralized outstanding note receivable from Thomas
M. Coyne in the amount of $325,000. The note bears interest at 10% and matures in 2007. In addition the Company has made advances to Thomas M. Coyne of approximately $127,000 as of October 31, 2001.

Professional Services

     Raymond T. Ryan, a director of the Company, is an employee of The Outaouais Group, Inc., a consulting firm, which provides various tax and financial services to the Company. The Company paid fees of $94,671 to The Outaouais Group, Inc. for various services during fiscal 2001.

     J. Patrick Barrett, a director of the Company, is the owner of Syracuse Executive Air Services Inc. The Company paid fees of $78,989 to Syracuse Executive Air Services Inc. for airplane maintenance services during fiscal 2001.

     Wallace J. McDonald, a director of the Company is a partner with the law firm of Bond, Schoeneck & King. The Company paid fees of $27,860 to Bond, Schoeneck & King for legal services in 2001.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
           ----------------------------------------------------------------

See response to Item 8 of this report.

Exhibit No.                  Description
-----------                  -----------

   99.1                      Correspondence dated January 11, 2002 from
                             Dannible & McKee, LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COYNE INTERNATIONAL ENTERPRISES CORP.

Date: ___________, 2002           By:  /s/ Thomas M. Coyne
                                     ---------------------------------------
                                           Thomas M. Coyne
                                           Chairman of the Board, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

          Signature                                   Capacity                                    Date
----------------------------------     ---------------------------------------      -------------------------------
/s/ Thomas M. Coyne                    Chairman of the Board, President             _______________________________
----------------------------------     and Chief Executive Officer
Thomas M. Coyne                        (Principal Executive Officer)


/s/ Thomas C. Crowley                  Director, Executive Vice President and       _______________________________
----------------------------------     Chief Operating Officer
Thomas C. Crowley

/s/ Stephen M. Owen                    Vice President and Chief Financial           _______________________________
----------------------------------     Officer (Principal Financial and
Stephen M. Owen                        Accounting Officer), Treasurer

/s/ Alexander Pobedinsky               Vice President, Secretary and                _______________________________
----------------------------------     General Counsel
Alexander Pobedinsky

/s/ Wallace J. McDonald                Director                                     _______________________________
----------------------------------
Wallace J. McDonald

/s/ Raymond T. Ryan                    Director and Assistant Treasurer             _______________________________
----------------------------------
Raymond T. Ryan

/s/ J. Patrick Barrett                 Director                                     _______________________________
----------------------------------
J. Patrick Barrett

/s/ David S. Evans                     Director                                     _______________________________
----------------------------------
David S. Evans