Form 10-K405/A
period 2001-10-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2002-02-22
CIK 1066242

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K/A
(Mark One)

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
                           OHIO GARMENT RENTAL, INC.
--------------------------------------------------------------------------------
         (Exact name of Registrants as specified in their respective charters)


            New York                                    16-6040758
            Georgia                                     58-2018333
             Ohio                                       34-1261376
------------------------------------        -----------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)


140 Cortland Avenue, Syracuse, New York                    13221
----------------------------------------     ----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)



     Registrant's Telephone Number, Including Area Code:          (315) 475-1626
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

The Annual Report on Form 10-K for the year ended October 31, 2001, as filed on February 11, 2002, of Coyne International Enterprise Corp., Blue Ridge Textile Manufacturing, Inc. and Ohio Garment Rented, Inc., is hereby amended and restated in its entirety.

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                         PART I

Item 1.  Business.....................................................................................    1

Item 2.  Properties...................................................................................    5

Item 3.  Legal Proceedings............................................................................    6

Item 4.  Submission of Matters to a Vote of Security Holders..........................................    6

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters.........................    6

Item 6.  Selected Financial Data......................................................................    7

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................................    8

Item 7a. Quantitative and Qualitative Disclosure About Market Risk....................................   12

Item 8.  Financial Statements and Supplementary Data..................................................   12

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   12

                                   PART III

Item 10. Directors and Executive Officers of the Registrant...........................................   13

Item 11. Executive Compensation.......................................................................   15

Item 12. Security Ownership of Certain Beneficial Owners and Management...............................   16

Item 13. Certain Relationships and Related Transactions...............................................   17

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................   19

         Signatures

         Index to Consolidated Financial Statements...................................................  F-1

         Index to Exhibits


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

                                    PART I

Item 1.  Business.
         --------

General

     Coyne International Enterprises Corp. ("CTS" or the "Company") was founded and incorporated in New York in 1929 and has been owned and operated by the Coyne family since its inception. The Company rents and distributes uniform and career apparel, protective clothing, and other non-garment items, including towels, floormats, dust control, and reusable absorbent products, ("RAS"). The Company services a wide variety of industries throughout the eastern United States from 42 service locations and one manufacturing facility. The Company's products and services are distributed by route delivery trucks, which run out of 18 laundry plants and 24 terminals. CTS manufactures shop towels, dust mops, floormats and several other products used in the textile rental industry at its Blue Ridge manufacturing facility.

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


Employees

     As of October 31, 2001, the Company had approximately 1,850 employees. CTS is a party to 31 collective bargaining agreements covering approximately 800 employees. These bargaining agreements expire periodically through 2007. The Company had no work stoppages in 2001. Management believes its employee relations are good.

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

Item 6.    Selected Financial Data.
           -----------------------

     The selected financial data set forth below for the Company as of October 31, 2001, 2000, 1999, 1998 and 1997 and for each of the years in the five-year period ended October 31, 2001 are derived from the audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7, and other financial information included herein.



                                                                  Years Ended October 31,
                                           ---------  -----------------------------------------------------------
                                             1997           1998*           1999          2000(4)          2001
                                           ---------  -------------     ------------   -------------    ---------
                                                                  (dollars in thousands)
Operating Data:
 Revenue                                   $122,935       $138,737        $146,212       $150,290        $151,020
 Income from operations                      10,792         10,239           9,835         11,656           7,336
 Depreciation and Amortization                5,289          5,301           5,806          6,470           6,119
 Interest expense (1)                         6,715         25,402          10,842         11,208          11,475
 Extraordinary item, net of tax
   benefit (2)                                                (939)
 Net income (loss)                         $  2,052       $(16,743)       $   (951)      $   (182)       $ (2,556)
 Capital expenditures                      $  2,584       $  6,619        $  7,713       $  2,941        $  3,170

Balance Sheet Data (at period end):
 Working capital                           $  6,769       $ 17,066        $ 20,126       $ 28,986        $ 22,729
 Total assets                               102,621        117,367         121,846        131,282         118,980
 Long-term debt                              58,557         88,538          97,547        106,197          99,833
 Warrants (3)                                 1,743
 Shareholders' equity (deficit)               9,897         (6,846)         (8,432)        (8,689)        (11,785)

*    53-week fiscal year

(1) Interest expense for 1998 includes a $17,257 charge for the cost to redeem common stock warrants in excess of their book carrying value.

(2) Represents the extraordinary charge attributable to the write-off of unamortized financing charges and original issue discount of $1,304, net of tax of benefit $365. These deferred charges originated in 1994 in connection with subordinated notes and other debt obligations redeemed in 1998.

(3) Common stock warrants were issued in 1994 in connection with the issuance of subordinated notes. Such common stock warrants and subordinated notes were redeemed in 1998.

(4) In 2000 the Company extended the amortization period, on a prospective basis, for certain rental merchandise in service, to a period which is more consistent with the useful lives of the merchandise. The impact on net income was an increase of approximately $420, net of tax of $380.

     In the fourth quarter of fiscal 2000, the Company recognized the effect of certain adjustments, which resulted in an increase to net income. These adjustments, on a pre-tax basis, relate to the receipt of life insurance death benefits of $165 and reversal of accruals for deferred compensations arrangements and discretionary contributions to a benefit plan no longer required of $1,055. In aggregate the impact of these adjustments was an increase to net income of $732, net of tax of $488.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           -------------------------

     The following should be read in conjunction with the Company's consolidated financial statements and the related notes thereto contained herein.


Results of Operations

     The following table presents certain historical operations data as a percentage of total revenue for the periods indicated and should be read in conjunction with the other financial information contained herein.


                                                                Year Ended October 31,
                                                       ---------------------------------------
                                                          2001            2000         1999
                                                       ----------     ------------   ---------
     Total revenue.............................          100.0%          100.0%          100.0%
     Cost of rental operations.................           70.1            68.2            67.6
     Cost of direct sales......................            3.9             3.9             4.7
     Selling and administrative expenses.......           17.1            15.8            17.0
     Depreciation and amortization.............            4.1             4.3             4.0

     Income from operations....................            4.9             7.8             6.7


Fiscal Year 2001 Compared to Fiscal Year 2000

     Total Revenue.   Total revenue increased $0.7 million, (0.5%), from 2000 to
2001. Core rental revenue increased by $1.2 million and direct sale revenue declined by $0.4 million due to customer accounts lost or contracted as a result of general economic conditions. Ancillary revenues, such as delivery, fuel and environmental charges, increased by $1.9 million, primarily as pass-throughs of higher than expected energy costs.

     Cost of Rental Operations.   Cost of rental operations were $105.9 million
for fiscal 2001, which represents a 3.3% increase as compared to $102.5 million for 2000. This increase is largely due to increased natural gas prices, as well as merchandise costs of new account installations.

     Selling and Administrative Expense. Selling and administrative expenses were $25.8 million for 2001, representing an increase of $2.0 million versus 2000. During 2000, the company recognized the benefit of certain non-reoccurring adjustments relating to life insurance death benefits and reversals of accruals for deferred compensation arrangements totaling approximately $770,000.

     Depreciation and Amortization. Depreciation and amortization was $6.1 million for 2001, representing a decrease of approximately $0.4 million or 5.4% over 2000. The reduction is due to the reduction in capital expenditures over the past two years.

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

     Cost of Rental Operations.   Cost of rental operations of $102.5 million
for fiscal 2000 was 68.2% of total revenue for the period. This represents an increase of 3.8% as compared to fiscal 1999 and can be attributed to increased spending to improve customer service. In 2000 the Company extended the amortization period, on a prospective basis, for certain rental merchandise in service, to a period which is more consistent with the useful lives of the merchandise. The impact on net income was an increase of approximately $0.4 million.

     Cost of Direct Sales.   Cost of direct sales of $5.9 million for fiscal
2000 was 3.9% of total revenue. Cost of direct sales was approximately 59.1% and 66.2% of direct sale revenue for fiscal 2000 and 1999, respectively. The improved margin is attributable to a favorable change in product mix and successful pricing initiatives in connection with certain products.

     Selling  and Administrative Expense.   Selling and administrative expenses
were $23.7 million for fiscal 2000, representing a decrease of approximately $1.1 million or 4.5% versus fiscal 1999. During 2000, the company recognized the benefit of certain non-reoccurring adjustments relating to life insurance death benefits and reversals of accruals for deferred compensation arrangements totaling approximately $770,000.


     Depreciation and Amortization. Depreciation and amortization was $6.5 million for fiscal 2000, representing an increase of approximately $0.7 million or 11.4% over fiscal 1999. This increase is attributable to substantial investments made in facilities and equipment, and information management systems during 1998 and 1999.

     Interest Expense. Interest expense was $11.2 million for fiscal 2000 and $10.8 million for fiscal 1999, representing an increase of $0.4 million, or 3.4%. This variance is due to an increase in borrowings under the Company's credit facilities to fund purchases of inventory for certain large contracts.

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

Liquidity and Financial Resources

     The Company is highly leveraged with total indebtedness of $99,833,395 and a shareholder deficit of $11,785,101 at October 31, 2001. In addition, the Company has incurred net losses for the last four fiscal years, is required to maintain certain financial covenants as part of its existing credit facility, (the Facility), and is dependent on operations for a major portion of its liquidity and working capital needs. These facts create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The following table summarizes the contractual obligations of the Company under long-term debt agreements, capital lease obligations and operating leases:

 --------------------------------------------------------------------------------------------------------
 Contractual Obligations                               Payments Due by Period
                         --------------------------------------------------------------------------------
                                Total          Less than 1      1 - 3 years      4 - 5     After 5 years
                                                  year                           years
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Long-term Debt                 $ 97,835,423       $2,561,523      $18,213,973    $207,935     $76,851,992
---------------------------------------------------------------------------------------------------------
Capital Lease Obligations         1,997,972        1,169,403          828,569
---------------------------------------------------------------------------------------------------------
Operating Leases                  2,921,092        1,439,217        1,152,949     328,926
---------------------------------------------------------------------------------------------------------
Total Contractual Cash
           Obligations         $102,754,487       $5,173,110      $20,192,524    $536,861     $76,851,992
-------------------------================================================================================


The Company's primary source of liquidity has been cash flows from operations and borrowing under the Facility, which was amended in fiscal 2001. During 2001, the Company experienced a net use of cash of $0.8 million. The Company generated $7.8 million in cash from operating activities in 2001, primarily through the liquidation of $6.0 million of inventory and reductions in retail merchandise in service of $1.3 million. $3.2 million in cash was used in 2001 in investing activities, through additional investments in the Company's fleet and other operating machinery and equipment. During 2001, the Company used $5.3 million in cash for financing activities, primarily through reductions in long-term debt of $6.4 million.

The amendments to the Facility reduced the maximum credit available to the Company under an acquisition and capital expenditure facility and amended certain financial covenants so that the Company would be in compliance. The maximum credit available under the Company's revolving credit facility, (the Revolver), subject to collateral availability, is $30.0 million. At October 31, 2001, the Company had approximately $2.5 million available under the Revolver. Management is pursuing alternative senior credit facilities from other lenders, with the goal of providing additional liquidity. Over the next twelve months, the Company will continue to focus on improving utilization of new inventory and merchandise in service as well as controlling overall costs and capital expenditures to improve liquidity and to meet its financial covenants. The Company does not anticipate the need to increase levels of inventory or capital expenditures in 2002. Based on the Company's operating budget, the Company expects that it will be able to meet its obligations as they become due and maintain compliance with current financing agreements, but there can be no assurances.

In 2000, the principal shareholder of the Company passed away. As a result, the estate of the shareholder will be required to pay certain estate tax liabilities. Although the Company has no legal obligation or agreement to purchase or redeem any of the preferred or common stock of the Company held by the estate, it is anticipated that the Company will redeem or purchase certain shares of stock held by the estate in order for the estate to meet its tax obligations as they become due. The Company, under the indenture for its senior subordinated notes, is permitted to redeem equity interests of the Company in order to satisfy these obligations. However, under the provisions of the indenture, the annual redemptions are not permitted to exceed $1.0 million in each of the second, third, fourth, fifth and sixth calendar years and $2.25 million in each of the seventh, eighth, ninth and tenth calendar years following the death of the shareholder, plus an additional $2.0 million in calendar year 2003, subject to certain provisions. There were no redemptions in 2001. Any redemptions could be limited by covenants in the loan agreement.

Effects of Inflation

     Inflation has had the effect of increasinn the reported amounts of the Company's revenues and costs. However, the Company believes that it has been able to recover increases in costs attributable to inflation through increases in its prices and improvements in its productivity.

Impact of Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) which are effective July 1, 2001 and November 1, 2002, respectively, for the Company. SFAS No. 142 allows for early adoption, as of November 1, 2001, by the Company. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001, will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the statement. The Company is currently reviewing the provisions of SFAS No. 141 and SFAS No. 142 and assessing the impact of adoption.

     In October, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) which is effective November 1, 2002 for the Company. SFAS No. 144 outlines the requirements used to test long-lived assets, other than goodwill and intangibles, for impairment. In addition, the statement proscribes accounting and reporting for long-lived assets or groups of assets to be disposed. The Company is currently reviewing the provisions of SFAS No. 144 and assessing the impact of adoption.

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

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

     The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 14(a) of this Report on Form 10-K and begin on page F-1.

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.
          --------------------------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

     The following table sets forth certain information regarding the Company's directors and certain key executive officers:

       Name                  Age                    Position
       ----                  ---                    --------
Thomas M. Coyne              63     Chairman of the Board, President and Chief
                                    Executive Officer

Thomas C. Crowley            54     Director, Executive Vice President and Chief
                                    Operating Officer

J. Patrick Barrett (1)(2)    64     Director

Wallace J. McDonald (1)(2)   61     Director

David S. Evans (1)(2)        63     Director

Raymond T. Ryan              74     Director, Assistant Treasurer

Stephen M. Owen              38     Vice President of Finance, Chief Financial
                                    Officer, Treasurer

Alexander Pobedinsky         40     Vice President, General Counsel and
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

Item 11.  Executive Compensation.
          ----------------------

     The following table sets forth the compensation during the last three fiscal years earned by the Company's President and other executive officers during the fiscal year ended October 31, 2001:

                                                Fiscal   Annual Compensation     All Other
                                                         -------------------
             Name and Principal Position         Year    Salary       Bonus    Compensation /(1)/
             ---------------------------         ----    -----        -----    ------------------
Thomas M. Coyne                                  2001    $520,000                 $ 4,500
Chairman of the Board, President and Chief       2000    $520,000                 $ 3,765
Executive Officer                                1999    $487,647                 $13,024

Thomas C. Crowley                                2001    $244,146                 $ 8,547
Director, Executive Vice President and Chief     2000    $200,000     $75,000     $ 5,884
Operating Officer                                1999    $107,092     $25,000

Alexander Pobedinsky                             2001    $155,000     $ 3,000     $ 7,197
Vice President, General Counsel and Secretary    2000    $155,000                 $ 3,600
                                                 1999    $ 55,000                 $ 3,600
Alan D. Wilson
Vice President of Operations                     2001    $125,000                 $ 6,675
                                                 2000    $ 18,301

Anthony F. O'Connor                              2001    $107,000                 $ 6,405
Vice President of Sales and Marketing            2000    $107,000                 $ 6,480
                                                 1999    $107,000                 $10,249

(1) Includes the Company's matching contribution under the 401(k) plan as follows:

                Name               1999           2000         2001
                ----               ----           ----         ----

          Thomas M. Coyne         $  10,904     $  3,765     $  4,500
          Thomas C. Crowley       $       0     $  1,084     $  3,474
          Alexander Pobedinsky    $       0     $  2,309     $  2,397
          Alan D. Wilson          $       0     $      0     $  1,875
          Anthony F. O'Connor     $   4,659     $  1,680     $  1,607

     Compensation of Directors

Each director, who is not also an employee of the Company, receives $2,500 for each meeting of the Board of Directors that he attends and $500 for each committee meeting that he attends, except as otherwise established. In addition, the Company reimburses directors for out-of-pocket expenses.

The Company provides no retirement benefits to non-employee directors. The directors who are also employees of the Company receive no additional compensation from the Company for services rendered in their capacity as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     All of the Company's equity securities are owned of record by the Coyne family or trusts established by them.

                                                COMMON STOCK                                     PREFERRED STOCK
                                                ------------                                     ---------------
                                Class A (Voting)           Class B (Non-Voting)        Class A (Non-Voting)
                                ----------------           -------------------         --------------------
                             Number of                    Number of                    Number of
                               Shares                       Shares                       Shares
                            Beneficially   Percentage    Beneficially   Percentag     Beneficially   Percentage
                              Owned(1)      of Class       Owned(1)      of Class       Owned(1)      of Class
                              -------       -------        --------      --------       --------      --------
J. Stanley Coyne
 Revocable Trust/(2)//(3)/..                      --         63,305         85.5%            19,745       85.5%

J. Stanley Coyne Inter
 Vivos Irrevocable
  Trust/(2)//(4)/...........    1,020           34.9%            --             --                 --         --

Thomas M. Coyne Blue
 Ridge Trust/(2)//(5)/......    1,903           65.1%        10,725           14.5%             3,362       14.5%


                                     Class B (Non-Voting)
                                     -------------------
                                       Number of
                                         Shares
                                      Beneficially   Percentage
                                        Owned(1)      of Class
                                        --------      --------
J. Stanley Coyne
 Revocable Trust/(2)//(3)/..                2,272         76.0%

J. Stanley Coyne Inter
 Vivos Irrevocable
  Trust/(2)//(4)/...........                   --           --

Thomas M. Coyne Blue
 Ridge Trust/(2)//(5)/......                  719         24.0%

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

Certain Transactions with Members of the Coyne Family

     The Company has an outstanding note receivable from the estate of J. Stanley Coyne in the amount of $1,264,355. This note bears interest at the applicable federal rate as determined by the Internal Revenue Service (3.6% at October 31, 2001). It is anticipated that this receivable will be settled through the redemption of stock held by the estate.

     The Company made advances of $40,000 during 2001 to Susan Whitney, the daughter of J. Stanley Coyne. Such accumulated advances total $132,000 as of October 31, 2001. The Company, at its discretion, made advances of $11,000 per month to Gerald Coyne, a son of J. Stanley Coyne, and former officer of the Company. The total accumulated amount of such advances as of October 31, 2001 was $269,135. The Company has made cumulative advances to other family members totaling $87,157. Subject to the provisions of the subordinated debt indenture, it is anticipated that all of these advances will be repaid through redemption of stock held by the estate of J. Stanley Coyne.

     The Company has an uncollateralized outstanding note receivable from Thomas
M. Coyne in the amount of $325,000. The note bears interest at 10% and matures in 2007. In addition the Company has made advances to Thomas M. Coyne of approximately $127,000 as of October 31, 2001.

Professional Services

     Raymond T. Ryan, a director of the Company, is an employee of The Outaouais Group, Inc., a consulting firm, which provides various tax and financial services to the Company. The Company paid fees of $94,671 to The Outaouais Group, Inc. for various services during 2001.

     J. Patrick Barrett, a director of the Company, is owner of Syracuse Executive Air Services Inc.. The Company paid fees of $78,989 to Syracuse Executive Air Services Inc. for airplane maintenance services during 2001.

     Wallace J. McDonald, a director of the Company, is a partner with the law firm of Bond, Schoeneck & King. The Company paid fees of $27,860 to Bond, Schoeneck & King for legal services in 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

          (a)  Documents filed as part of this report:

               1. List of Consolidated Financial Statements. The following consolidated financial statements and the notes thereto of Coyne International Enterprises Corp. and Subsidiaries, which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-
K:

                    Independent Auditor's Report
                    Consolidated Balance Sheet as of October 31, 2001 and 2000 Consolidated Statement of Operations
                          for the years ended October 31, 2001, 2000, and 1999

                    Consolidated Statement of Cash Flows for the years ended
                         October 31, 2001, 2000, and 1999
                    Consolidated Statement of Changes in Shareholders' Equity
                         and Comprehensive Income for the years ended October 31, 2001, 2000, and 1999
                    Notes to Consolidated Financial Statements


               2.   Financial Statement Schedules
                         Schedule II: Valuation and Qualifying Accounts and Reserves

               3.   List of Exhibits filed pursuant to Item 601 of Regulation S-
K. The Exhbitis listed in the Index to Exhibits are filed as part of this Annual Report.

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 2001.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COYNE INTERNATIONAL ENTERPRISES CORP.

Date: February 22, 2002                 By: /s/ Thomas M. Coyne
                                            ------------------------------------
                                            Thomas M. Coyne
                                            Chairman of the Board, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

       Signature                     Capacity                    Date
------------------------  --------------------------------    -----------------

/s/ Thomas M. Coyne       Chairman of the Board, President    February 22, 2002
------------------------  and Chief Executive Officer
Thomas M. Coyne           (Principal Executive Officer)


/s/ Thomas C. Crowley     Director, Executive Vice President  February 22, 2002
------------------------  and Chief Operating Officer
Thomas C. Crowley


/s/ Stephen M. Owen       Vice President and Chief Financial  February 22, 2002
------------------------  Officer (Principal Financial and
Stephen M. Owen           Accounting Officer), Treasurer


/s/ Alexander Pobedinsky  Vice President, Secretary and       February 22, 2202
------------------------  General Counsel
Alexander Pobedinsky

/s/ Wallace J. McDonald   Director                            February 22, 2002
------------------------
Wallace J. McDonald

/s/ Raymond T. Ryan       Director and Assistant Treasurer    February 22, 2002
------------------------
Raymond T. Ryan

/s/ J. Patrick Barrett    Director                            February 22, 2002
------------------------
J. Patrick Barrett

/s/ David S. Evans        Director                            February 22, 2002
------------------------
David S. Evans

-----------------------------------------------------------------------------------------------
Coyne International Enterprises Corp. and Subsidiaries
-----------------------------------------------------------------------------------------------
Schedule II - Valuation and Qualifying Accounts and Reserves
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
         Description              Balance at     Charged to      Charges for       Balance at
                                 Beginning of     Costs and     Which Reserves     End of Year
                                     Year         Expenses       were Created

-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
-----------------------------------------------------------------------------------------------
         October 31, 1999               23,298       364,048          (318,663)          68,683
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
         October 31, 2000               68,683       832,276          (559,616)         341,343
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
         October 31, 2001              341,343     1,206,202          (706,924)         840,621
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Reserve for Obsolete Inventory
-----------------------------------------------------------------------------------------------
         October 31, 1999               62,282        76,735                  -         139,017
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
         October 31, 2000              139,017        24,310                  -         163,327
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
         October 31, 2001              163,327       (51,140)                 -         112,187
-----------------------------------------------------------------------------------------------

Coyne International Enterprises Corp.
and Subsidiaries

Consolidated Financial Statements

October 31, 2001 and 2000

                         Independent Auditor's Report
                         ----------------------------

                                                                January 25, 2002

To the Board of Directors of
Coyne International Enterprises Corp.,

     We have audited the accompanying consolidated balance sheet of Coyne International Enterprises Corp., and subsidiaries as of October 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item
14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coyne International Enterprises Corp. and subsidiaries as of October 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses, has a shareholder deficit and is required to maintain financial covenants under its senior credit facility. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                         Dannible & McKee, LLP
                                         Syracuse, New York

                       Report of Independent Accountants

The Board of Directors
Coyne International Enterprises Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all materials respects, the financial position of Coyne International Enterprises Corp. and Subsidiaries at October 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP



January 25, 2001

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                                    October 31,
                                                                                    -----------
Assets                                                                          2001          2000
                                                                            ------------  ------------
Current Assets:
  Cash and cash equivalents                                                 $    119,519  $    909,340
  Accounts receivable, less allowance for doubtful accounts
   of $840,621 in 2001 and $341,343 in 2000                                   15,453,339    16,929,975
  Inventories                                                                  6,697,698    12,725,141
  Rental merchandise in service                                              31,401,3763     2,712,967
  Prepaid expenses and other assets                                              547,284       698,768
                                                                            ------------  ------------
     Total current assets                                                     54,219,216    63,976,191
Property, plant and equipment, at cost:
  Land                                                                         2,432,180     2,432,181
  Buildings and improvements                                                  40,488,846    39,829,930
  Machinery and equipment                                                     44,436,846    42,729,434
  Vehicles                                                                    12,595,527    11,420,294
  Construction in process                                                        918,124     1,505,965
                                                                            ------------  ------------
                                                                             100,871,523    97,917,804
Less: Accumulated depreciation                                                (59,236,44)  (54,100,700)
                                                                            ------------  ------------
     Property, plant and equipment, net                                       41,635,179    43,817,104

Other assets:
  Purchased routes and acquisition tangibles, net                             16,512,266    17,239,942
  Deferred financing net costs,                                                2,169,933     2,322,568
  Deferred income taxes                                                        4,197,193     3,724,623
  Other                                                                          246,965       202,521
                                                                            ------------  ------------
     Total other assets                                                       23,126,357    23,489,654

                                                                            ------------  ------------
     Total Assets                                                           $118,980,752  $131,282,949
                                                                            ============  ============

  The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                                           October 31,
                                                                                           ----------
Liabilities and Shareholders' Equity (Deficit)                                     2001                2000
                                                                               ------------        -------------
Current Liabilities:
     Current maturities of long-term obligations                               $  3,730,926        $   3,385,619
     Accounts payable                                                             5,152,582            8,934,685
     Cash overdrafts                                                              1,488,087
     Accrued expenses:
        Salaries and employee benefits                                            3,609,840            4,714,396
        Accrued interest                                                          3,503,660            3,655,175
        Other                                                                     3,312,228            2,268,201
     Deferred income taxes                                                       10,692,978           12,032,060
                                                                               ------------        -------------
          Total current liabilities                                              31,490,301           34,990,136

Long-term obligations, net of current maturities                                 96,102,469          102,811,292
Other liabilities                                                                 3,173,083            2,170,095
                                                                               ------------        -------------
          Total liabilities                                                     130,765,853          139,971,523
                                                                               ------------        -------------

Shareholders equity (deficit):
     Preferred stock - 5% non-cumulative, non-voting, non-convertible callable at par:
        Class A - $100 par value; 30,000 shares authorized, 23,107
          shares issued and outstanding                                           2,310,700            2,310,700
        Class B - $500 par value; 5,000 shares authorized 2,991 shares issued
          in 2001, 4,991 shares issued in 2000, 2,991 shares outstanding          1,495,500            2,495,500
     Common stock - $.01 par value:
        Class A - voting; 100,000 shares authorized 2,923 shares
          issued and outstanding                                                         29                   29
        Class B - non-voting; 99,000 shares authorized, 74,030 shares
          issued and outstanding                                                        740                  740
     Additional paid-in capital                                                   1,682,845              849,512
     Retained earnings (deficit)                                                (14,767,786)         (12,212,139)
     Accumulated other comprehensive loss                                          (259,037)
                                                                               ------------        -------------
                                                                                 (9,537,009)          (6,555,658)
     Less:
        Treasury stock, 2,000 shares of Class preferred stock in 2000,
          at cost                                                                                       (166,667)
        Shareholder receivables                                                  (2,248,092)          (1,966,249)
                                                                               ------------        -------------
          Total shareholders' equity (deficit)                                  (11,785,101)          (8,688,574)
                                                                               ------------        -------------

   Commitments and contingent liabilities (See Note 8)

          Total Liabilities and Shareholders' Equity (Deficit)                 $118,980,752        $ 131,282,949
                                                                               ============        =============

        The accompanying notes are an integral part of the consolidated financial statements.

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                           Year Ended October 31,
                                                           ----------------------
                                                     2001            2000           1999
                                                 ------------    ------------   ------------
Revenue:
     Rental operations                           $141,480,717    $140,318,365   $135,771,890
     Direct sales                                   9,539,148       9,972,107     10,439,832
                                                 ------------    ------------   ------------
             Total revenue                        151,019,865     150,290,472    146,211,722

Operating expenses:
     Cost of rental operations                    105,854,320     102,531,967     98,812,269
     Cost of direct sales                           5,944,091       5,888,754      6,907,257
     Selling and administrative expenses           25,767,088      23,743,858     24,851,229
     Depreciation and amortization                  6,118,547       6,469,505      5,805,699
                                                 ------------    ------------   ------------
             Total operating expenses             143,684,046     138,634,084    136,376,454
                                                 ------------    ------------   ------------

        Income from operations                      7,335,819      11,656,388      9,835,268

Interest expense                                   11,474,922      11,208,439     10,841,533
                                                 ------------    ------------   ------------

        Income (loss) before income taxes          (4,139,103)        447,949     (1,006,265)

   Income tax expense (benefit)                    (1,583,456)        630,000        (55,000)
                                                 ------------    ------------   ------------

        Net Loss                                   (2,555,647)       (182,051)      (951,265)
                                                 ============    ============   ============

Coyne International Enterprises Corp. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
Income
--------------------------------------------------------------------------------

                                                          Preferred Stock                    Common Stock
                                               -------------------------------------  -----------------------------------
                                                     Class A            Class B              Class A       Class B
                                               -------------------------------------  -----------------------------------
                                               Number               Number            Number             Number
                                                 of                   of                of                 of             Additional
                                               Shares               Shares            Shares             Shares            Paid-in
                                               Issued     Amount    Issued    Amount  Issued    Amount   Issued    Amount   Capital
                                               -----------------  ------------------  ----------------  ----------------------------
Balance, October 31, 1998                      23,107 $2,310,700    4,991  2,495,500    2,923     $29    74,030     $740    $849,512

  Net loss
  Advances to shareholder

            Comprehensive Income (Loss)

                                               -----------------  ------------------  ----------------  ----------------------------
Balance, October 31, 1999                      23,107 $2,310,700    4,991  2,495,500    2,923     $29    74,030     $740    $849,512
                                               -----------------  ------------------  ----------------  ----------------------------

  Net loss
  Advances to shareholder

            Comprehensive Income (Loss)

                                               -----------------  ------------------  ----------------  ----------------------------
Balance, October 31, 2000                      23,107 $2,310,700    4,991  2,495,500    2,923     $29    74,030     $740    $849,512
                                               =================  ==================  ================  ============================
  Net loss
  Advances to shareholder
  Retirement of treasury shares                                    (2,000)(1,000,000)                                        833,333
  Cumulative effect of a change
             in accounting principle,
             net of tax of $6,606
  Change in fair value of cash flow hedges,
             net of tax of $178,866

               Comprehensive Income (Loss)

                                               -----------------  ------------------  ----------------  ----------------------------
Balance, October 31, 2001                      23,107 $2,310,700    2,991 $1,495,500    2,923     $29    74,030     $740  $1,682,845
                                               =================  ==================  ================  ============================

                                                                                        Treasury Stock
                                                                                        ---------------
                                                           Accumulated                                                    Total
                                                              Other                     Number                         Shareholders'
                                               Retained   Comprehensive  Comprehensive    of               Shareholder   Equity
                                               Earnings       Income         Income     Shares   Amount    Receivables  (Deficit)
                                            ----------------------------------------------------------------------------------------
Balance, October 31, 1998                   ($11,078,823)                              (2,000) ($166,667) ($1,256,520)  ($6,845,529)

  Net loss                                      (951,265)                  ($951,265)                                      (951,265)
  Advances to shareholder                                                                                    (635,018)     (635,018)
                                                                         -----------
            Comprehensive Income (Loss)                                    ($951,265)
                                                                         ===========
                                            ------------                               ---------------------------------------------
Balance, October 31, 1999                   ($12,030,088)                              (2,000) ($166,667) ($1,891,538)  ($8,431,812)
                                            ------------                               ---------------------------------------------

  Net loss                                      (182,051)                   (182,051)                                      (182,051)
  Advances to shareholder                                                                                     (74,711)      (74,711)
                                                                         -----------
            Comprehensive Income (Loss)                                    ($182,051)
                                                                         ===========
                                            ---------------------------                ---------------------------------------------
Balance, October 31, 2000                   ($12,212,139)            $0                (2,000) ($166,667  ($1,966,249)  ($8,688,574)
                                            ===========================                =============================================

  Net loss                                    (2,555,647)                 (2,555,647)                                    (2,555,647)
  Advances to shareholder                                                                                    (281,843)     (281,843)
  Retirement of treasury shares                                                         2,000    166,667
  Cumulative effect of a change
             in accounting principle,
             net of tax of $6,606                                 9,934        9,934                                          9,934
  Change in fair value of cash flow hedges,
             net of tax of $178,866                            (268,971)    (268,971)                                      (268,971)
                                                                         -----------
               Comprehensive Income (Loss)                               ($2,814,684)
                                                                         ===========
                                            ---------------------------                ---------------------------------------------
Balance, October 31, 2001                   ($14,767,786)     ($259,037)                    0         $0  ($2,248,092) ($11,785,101)
                                            ===========================                =============================================

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                 Year Ended October 31,
                                                                                 ---------------------
                                                                         2001           2000           1999
                                                                   ------------    ------------- --------------
Cash flows from operating activities:
   Net loss                                                        $ (2,555,647)    $   (182,051)   $  (951,265)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities;
        Depreciation of property, plant and equipment                 4,279,249        4,605,811      4,030,873
        Amortization of capitalized leases                            1,073,401        1,073,401      1,073,401
        Amortization of acquisition intangibles                         778,188          790,293        701,425
        Amortization of deferred financing costs                        342,604          334,025        355,249
        Provision for allowance for doubtful accounts                 1,206,202          832,276        364,048
        Provision for deferred income taxes                          (1,639,392)         497,437       (125,000)
        Changes in operating assets and operating liabilities:
          Accounts receivable                                           270,434         (993,293)    (2,919,971)
          Inventories                                                 6,027,443       (5,208,076)      (525,002)
          Rental merchandise in service                               1,311,591       (4,874,883)       499,218
          Prepaid expenses and other assets                             107,040          339,600        108,642
          Accounts payable, accrued expenses,
             and other liabilities                                   (3,812,679)        (987,565)    (2,806,713)
                                                                   ------------     ------------    -----------
        Net cash provided by (used in) operating activities           7,388,434       (3,772,965)      (195,095)
                                                                   ------------     ------------    -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                         (3,170,725)      (2,940,808)    (7,713,393)
   Acquisition of business, net of cash acquired                        (50,512)      (1,115,157)    (1,467,052)
                                                                   ------------     ------------    -----------
        Net cash used in investing activities                        (3,221,237)      (4,055,965)    (9,180,445)
                                                                   ------------     ------------    -----------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                38,268,039       50,637,540     50,558,770
   Payments under long-term obligations                             (44,631,555)     (41,987,966)   (41,549,085)
   Increase in bank overdrafts                                        1,488,087)
   Increase in shareholder receivables                                 (281,843)         (74,711)      (403,564)
   Deferred financing costs incurred                                   (189,969)         (50,000)       (90,670)
                                                                   ------------     ------------    -----------
        Net cash provided by (used in) financing activities          (5,347,241)       8,524,863      8,515,451
                                                                  -------------     ------------   ------------
        Net increase (decrease) in cash                              (1,180,044)         695,933       (860,089)

Cash and cash equivalents:
   Beginning of period                                                1,299,563          213,407      1,073,496
                                                                   ------------     ------------    -----------
   End of period                                                   $    119,519     $    909,340    $   213,407
                                                                   ============     ============    ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                   $ 11,283,812     $ 11,117,560    $ 9,758,977
   Income taxes paid                                                     51,732           55,372         74,959

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

     Fiscal Year

     The Company's fiscal year ends on the last Saturday in October. For convenience, the dating of the accompanying financial statements, and notes herein, have been labeled as of and for the years ended October 31, 2001, 2000 and 1999, rather than the actual fiscal year end dates.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less, at date of purchase, to be cash equivalents.

     Inventories

     The Company accounts for its inventory on the lower of first-in, first-out
     (FIFO) cost or market.

     Rental Merchandise in Service

     Rental garments, mats, towels, and other rental merchandise in service are carried at cost and amortized on a straight-line basis over their estimated income-producing lives, ranging principally from 10 to 60 months. Effective November 1, 1999, the Company changed the related amortization periods, on a prospective basis, for certain rental merchandise in service, from 12 months to 18 months, which is more consistent with their respective useful lives. The impact on net income for the year ended October 31, 2000 was an increase of approximately $420,000, net of taxes of $380,000.

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

     Purchased Routes and Acquisition Intangibles

     The Company's acquisitions of rental operations and routes have generally been accounted for by using the purchase method. The purchase method allocates the amounts paid to the net assets acquired based on their respective fair values. The amounts paid in excess of fair value of the acquired net assets are amortized on a straight-line basis over 15-40 years. The Company assesses the recoverability of purchased routes and acquisition intangibles by determining whether the amortization of such assets over the remaining life can be recovered through undiscounted future operating cash flows and reviews for impairment whenever events or changes in circumstances, (e.g., plant closures), indicate that the carrying amount of an asset may not be fully recoverable.

     Routes acquired prior to November 1, 1970 are carried at a cost of $764,310. These intangibles are also regularly evaluated, and, in the opinion of management, have not diminished in value, and accordingly, have not been amortized.

     The Company has certain contracts with non-compete arrangements, which are charged to operations on a straight-line basis over the periods of the respective agreements, which range from 5 to 10 years.

     Deferred Financing Costs

     Deferred financing costs incurred in obtaining long-term debt are stated at cost less accumulated amortization. Amortization of deferred financing costs is provided using the effective interest write-off method over the term of the obligation.

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. The Company's trade accounts receivable reflect a broad customer base. The Company routinely assesses the financial strength of its customers. As a result, concentrations of credit risk are limited.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Other Liabilities

     The Company, under certain insurance programs, retains portions of expected losses primarily relating to workers' compensation and employee medical insurance. A provision for claims under the self-insured program is recorded based upon the Company's estimate, after consultation with insurance advisors, of the aggregate liability for claims incurred. These liabilities are classified in the balance sheet as Other accrued expenses and Other liabilities. Amounts that the company anticipates will be due within one year have been classified as current liabilities.

     Derivative Instruments and Hedging Activities

     The company maintains an interest-rate risk-management strategy that uses interest rate swaps to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility. The Company's specific goals are (1) to manage interest-rate sensitivity by modifying the repricing or maturity characteristics of certain of its debt and (2) to lower, (where possible), the cost of its borrowed funds. The Company uses interest-rate swaps to convert a portion of its variable-rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed-rate borrowing been issued directly.

     The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, on November 1, 2000. Under SFAS 133, the Company's existing interest rate swaps have been designated as highly effective cash flow hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $9,934 in other comprehensive income to recognize this cash flow hedge at fair value.

     Fair Value of Financial Instruments

     The carrying amount of cash, accounts receivable and trade accounts payable approximates fair value because of the short maturity of these instruments. The fair value of the Company's senior subordinated notes as of October 31, 2001 was approximately $18,650,000 based on market values. The fair value of the Company's other long-term obligations approximated their carrying value at October 31, 2001.

     Advertising Costs

     Advertising costs are charged to operations when incurred. The costs of direct-response advertising are not material.

     Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return, and, where required, state income tax returns. Provisions for deferred taxes are recognized based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     Reclassification

     Certain prior year amounts have been reclassified to conform with current year presentation.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Impact of Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, (SFAS No.
     141), and No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142), which are effective July 1, 2001 and November 1, 2002, respectively, for the Company. SFAS No. 142 allows for early adoption, as of November 1, 2001, by the Company. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001, will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the statement. The Company is currently reviewing the provisions of SFAS No. 141 and SFAS No. 142 and assessing the impact of adoption.

     In October, 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,(SFAS No. 144), which is effective November 1, 2002 for the Company. SFAS No. 144 outlines the requirements used to test long-lived assets, other than goodwill and intangibles not being amortized, for impairment. In addition, the statement proscribes accounting and reporting for long-lived assets or groups of assets to be disposed. The Company is currently reviewing the provisions of SFAS No. 144 and assessing the impact of adoption.

2.   Liquidity

     The Company is highly leveraged with total indebtedness of $99,833,395 and a shareholder deficit of $11,785,101. In addition, the Company has incurred net losses for the last three years, is required to maintain certain financial covenants as part of its existing credit facility, (the Facility), and is dependent on operations for a major portion of its liquidity and working capital needs. These facts create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's primary source of liquidity has been cash flows from operations and borrowing under the Facility, which was amended in fiscal 2001. The amendments reduced the maximum credit available to the Company under an acquisition and capital expenditure facility and amended certain financial covenants so that the Company would be in compliance. The maximum credit available under the Company's revolving credit facility, (the Revolver), subject to collateral availability, is $30,000,000. At October 31, 2001, the Company had approximately $2,500,000 available under the Revolver. Management is pursuing alternative senior credit facilities from other lenders, with the goal of providing additional liquidity. Over the next twelve months, the Company will continue to focus on improving utilization of new inventory and merchandise in service as well as controlling overall costs and capital expenditures to improve liquidity and to meet its financial covenants. The Company does not anticipate the need to increase levels of inventory or capital expenditures in 2002. Based on the Company's operating budget, the Company expects that it will be able to meet its obligations as they become due and maintain compliance with current financing agreements, but there can be no assurances.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.   Acquisitions

     During 2001, 2000 and 1999 the company acquired certain assets of industrial laundries in transactions accounted for as purchase transactions. The aggregate cash purchase price of these assets was allocated as follows:

                                           2001          2000           1999
                                           ----          ----           ----

     Purchased routes                   $  12,632     $  955,860     $  939,645
     Covenants not to compete              25,000         11,827        527,407
     Rental Garments                       12,880        145,670        120,755
     Equipment                                             1,800
                                        ---------     ----------     ----------

       Aggregate cash purchases price   $  50,512     $1,115,157     $1,587,807
                                        =========     ==========     ==========

4.   Purchased Routes and Acquisition Intangibles

     The components of purchased routes and acquisition intangibles are as follows at October 31:

                                            2001          2000
                                            ----          ----

     Purchased routes                   $22,853,998    $22,870,945
     Covenants not to compete             2,012,748      1,945,288
                                        -----------    -----------
                                         24,866,746     24,816,233
     Less: Accumulated amortization      (8,354,480)    (7,576,291)
                                        -----------    -----------
                                        $16,512,266    $17,239,942
                                        ===========    ===========

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.   Leases

     Assets under capital leases, consisting primarily of machinery and equipment, are as follows at October 31:

                                                   2001              2000
                                             ---------------    --------------

     Cost                                    $     7,943,705    $    7,943,705
     Less: Accumulated Amortization               (5,247,749)       (4,174,348)
                                             ---------------    --------------
                                             $     2,695,956    $   3,769, 357
                                             ===============    ==============




     The Company has noncancellable operating lease commitments for certain operating facilities, equipment, and vehicles. Rent expense under operating leases approximated $2,270,000, $1,896,000 and $1,969,000 during 2001, 2000, and 1999, respectively. Minimum annual rental commitments at October 31, 2001 are as follows:

     2002                                                       $    1,439,217
     2003                                                              724,562
     2004                                                              428,387
     2005                                                              224,951
     2006                                                              103,975
                                                                --------------
     Total Minimum Lease Payments                               $   3,769, 357
                                                                ==============

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   Long-Term Obligations

     Long-Term Obligations consist of the following at October 31:

                                                                                   2001               2000
                                                                              ---------------    ---------------
     Revolving credit facility borrowings, at variable rates of 6.125%
       and 8.87% at October 31, 2001 and 2000, respectively                   $     15,271,34    $        19,061
     Capital expenditure facility borrowings, at variable rates of 6.375%
       and 9.12% at October 31, 2001 and 2000, respectively payable in
       various installments through 2003                                            4,207,826          4,347,629
     Acquisition facility borrowings, at variable rates of 6.375% and
       9.12% at October 31, 2001 and 2000, respectively, payable                      600,557          1,201,113
     Capital lease obligations, at a fixed rate of 7.6% at October 31, 2001 and a variable rate of 8.2% at October 31, 2000, payable in
       installments through 2003                                                    1,999,972          3,160,299
     Industrial Development Revenue Bonds, at a fixed rate of 8.95% at
       October 31, 2001 and a variable rate of 10% at October 31, 2000
       payable in installments through 2010                                         2,312,738          2,383,514
     Other debt obligations, at various rates ranging from 6% to 10.3%,
     payable through                                                                  442,958          1,043,321
     Senior subordinated notes due June 1, 2008. Interest only at 11.25
       payable semi-annually June 1 and December 1                                 75,000,000         75,000,000
                                                                              ---------------    ---------------
                                                                                   99,833.395        106,196,911
     Less: Current maturities                                                      (3,370,926)        (3,385,619)
                                                                              ---------------    ---------------
                                                                              $    96,102,469    $   102,811,292
                                                                              ---------------    ---------------

(a) Under the Company's existing credit facility, (the Facility), a revolving credit facility, (the Revolver), is available to the Company through November 1, 2003, extending automatically for successive periods of one year each, at the discretion of the lender, but in no event later than November 1, 2008. Collateral pledged under the Facility includes all inventory, rental merchandise in service and accounts receivable.

     The terms of the Facility include various covenants, which provide, among other things, for the maintenance of certain minimum levels of cash flow and limitations on fixed charges and capital expenditures at defined measurement dates. As of October 31, 2001, the Company was in compliance with all debt covenants.

     In addition, the Facility includes a material adverse change clause which permits the Bank to call its debt in the event of a material adverse change in the business. Management does not anticipate any such material adverse changes in the next twelve months; however, there can be no assurances.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.  Long-Term Obligations (continued)

       The Agreement also provides for an acquisition facility of up to $600,557 and a capital expenditure facility of up to $4,942,000. The Agreement calls for annual mandatory prepayments of these facilities if sufficient excess cash flow is generated. A mandatory prepayment is not required in fiscal 2001 based upon financial results for the year ended October 31, 2001. In the event of termination of the Revolver, all unpaid balances under the acquisition and capital expenditure facilities will become due.

       The $75,000,000 11-1/4% Senior Subordinated Notes, (the Notes), are redeemable at the option of the Company after May 31, 2003 at redemption prices beginning at 105.625% and declining to 100.0% in 2006. The Notes includes covenants which restrict the ability of the Company to incur additional indebtedness, pay dividends, issue preferred stock and make certain restricted payments, as defined.

    At October 31, 2001, payments due on all debt obligations for each of the next five years and thereafter are as follows:


                               Long-Term       Capital Lease     Total Long-Term
                                  Debt          Obligations        Obligations
                              ------------     -------------     ---------------
    2002                      $  2,561,523     $   1,169,403     $     3,730,926
    2003                        18,121,924           828,569          18,950,493
    2004                            92,049                                92,049
    2005                            97,839                                97,839
    2006                           110,096                               110,096
    2007 and thereafter         76,851,992                            76,851,992
                              ------------     -------------     ---------------
                              $ 97,835,423     $   1,997,972     $    99,833,395
                              ============     =============     ===============

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Income Taxes

     Other

     The components of income tax expense (benefit) for the years ended October 31, were as follows:
                                             2001          2000        1999
                                          -----------    --------    ---------

     Current:
          Federal                                          76,310
          State                                55,936      56,253       70,000
                                          -----------    --------    ---------
                                               55,936     132,563       70,000
     Deferred                              (1,639,392)    497,437     (125,000)
                                          -----------    --------    ---------
           Income tax expense (benefit)    (1,583,456)    630,000      (55,000)
                                          ===========    ========    =========



     For income tax purposes, the Company has net operating loss and alternative minimum tax (AMT) credit carryforwards of $13,591,072 and $1,858,619, respectively. The net operating loss carryforwards expire through 2021 and the AMT credit is available indefinitely. Realization of the deferred income tax assets relating to these net operating losses is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Based upon results of operations or through the reversal of future taxable income, management believes it is more likely than not that the Company will generate sufficient future taxable income to fully realize the benefit of the net operating loss carryforwards and existing temporary differences, although there can be no assurance of this.


     A reconciliation of the federal statutory income tax rate and the Company's effective income tax rate is as follows:

                                                2001        2000       1999
                                               ------      -----      ------

     Statutory tax rate (recoverable)           (34.0) %    34.0 %     (34.0) %
     State taxes, net of federal benefit          0.9  %    24.9 %       3.8  %
     Non-deductible items                         2.7  %    78.0 %      29.5  %
     Other                                       (7.9) %     3.7 %      (4.8) %
                                               ------      -----      ------
                                                (38.3) %   140.6 %      (5.5) %
                                               ======      =====      ======


     Non-deductible items include amortization of certain purchased routes and other intangibles, and a portion of meals and entertainment expenses.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Income Taxes (continued)

     The tax effects of temporary differences that give rise to deferred tax assets (liabilities) at October 31, were as follows:

                                                              2001           2000
                                                          -----------    -----------
        Current:
          Inventory                                            99,832         50,302
          Accrued Expenses                                  1,196,143        680,356
                                                          -----------    -----------
               Total current deferred tax asset             1,295,975        730,658

          Rental garments in service                       11,988,953     12,762,718
                                                          -----------    -----------
               Total current deferred tax liability        11,988,953     12,762,718
                                                          -----------    -----------
               Net current deferred tax liability         (10,692,978)   (12,032,060)
                                                          ===========    ===========


        Non-current
          Other reserves                                    1,787,734      1,715,059
          Alternative minimum tax credit carryforward       1,858,619      1,860,000
          Net operating loss  carryforward                  5,428,274      5,249,040
                                                          -----------    -----------
               Total non-current deferred tax asset         9,074,627      8,824,099

          Fixed assets                                      4,819,439      5,099,476
          Other                                                57,995
                                                          -----------    -----------
               Total non-current deferred tax liabilities   4,877,434      5,099,476
                                                          -----------    -----------
               Net non-current deferred tax asset           4,197,193      3,724,623
                                                          ===========    ===========

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

     Certain claims have been filed or are pending against the Company, including outstanding audits with taxing authorities, arising from the conduct of its business. In the opinion of management, all matters are without merit and the Company intends to defend such claims vigorously. Based on information currently available, management believes that the outcome of any such claims will not have a material adverse effect on its business, financial condition or results of operations.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.   Related Party Transactions

     Shareholder Redemptions

     The Company, under the indenture for its senior subordinated notes, is permitted to redeem equity interests of the Company in order to satisfy estate-planning obligations of the estate of the principal shareholder. However, under the provisions of the indenture, the annual redemptions are not permitted to exceed $1.0 million in each of the second, third, fourth, fifth and sixth calendar years and $2.25 million in each of the seventh, eighth, ninth and tenth calendar years following the death of the shareholder, plus an additional $2.0 million in calendar year 2003, subject to certain provisions. There were no redemptions in Fiscal 2001.

     Other

     Included in shareholder receivables is an outstanding note receivable from the estate of J. Stanley Coyne in the amount of $1,264,355. This note bears interest at the Applicable Federal Rate as defined by the Internal Revenue Service, 3.6%, at October 31, 2001. Interest income on the note was not recognized during the fiscal years ended October 31, 2001, 2000 and 1999. The total amount due as of October 31, 2001 is approximately $1,648,000.
     It is anticipated that this receivable will be settled through the redemption of stock held by the estate.

     Included in shareholder receivables at October 31, 2001 and 2000 are a note receivable and outstanding advances, of approximately $452.000 and $445.000 respectively. These monies are due from Thomas M. Coyne, Chairman of the Board and President of the Company. The note receivable and advances are uncollateralized. Interest on the note accrues at 10% and is payable annually. The note matures August 31, 2007. Interest income accrued of $32,500 in both 2001 and 2000 is included in interest expense.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.   Related Party Transactions (continued)

     During fiscal 2001 and 2000, the Company made premium payments of $355,000 and $356,000, respectively, pursuant to a split-dollar life insurance agreement (the "agreement"), between the Company and Thomas M. Coyne. The agreement relates to insurance policies on the life of Thomas M. Coyne and provides for a collateral assignment of such policies to the Company entitling it to recover the aggregate amount of premiums paid under the agreement. Furthermore, the Company is permitted to terminate the agreement at any time. As of October 31, 2001, the Company has paid aggregate premiums of $711,000 under this agreement. However, this recoverable amount is not reflected on the Company's balance sheet.

     As of October 31, 2001 and 2000, there are approximately $539,000 and $257,000, respectively, of loans receivable from certain related family members as a result of monthly cash advances. The advances are unsecured. The advances have no defined repayment terms, however, it is anticipated that these advances will be settled through redemptions of stock held by the estate of J. Stanley Coyne.

10.  Pension Plans

     All full-time non-union and certain union employees are eligible to participate in the Company's 401(k) plan after one year of service. The Company matches a portion of the employees' salary reduction contributions and can make an additional contribution at its discretion. The Company contributions under the 401(k) plan, which vest over a five-year employment period, were approximately $236,000, $421,000 and $719,000 in 2001, 2000 and 1999, respectively. Certain employees of the Company are covered by union sponsored, collectively bargained, multi-employer pension plans.
     The Company charged to expense $1,366,000, $1,390,000 and $1,430,000 in 2001, 2000 and 1999, respectively, for such plans.

     The Company maintains a defined benefit plan for certain employees at one of its plants. The most recent valuation stated an accumulated plan benefit obligation for both years of approximately $650,000 and plan assets with a fair market value of approximately $1,068,000 in 2001 and $1,323,000 in 2000. Benefit costs of this plan are not material to the operating results of the Company.

11.  Fiscal Year 2000 Fourth Quarter Adjustments

     In the fourth quarter of fiscal 2000, the Company recognized the effect of certain adjustments, which resulted in an increase to net income. These adjustments, on a pre-tax basis, relate to the receipt of life insurance death benefits of $165,000, reversal of accruals for deferred compensation arrangements and discretionary contributions to a benefit plan no longer required of $1,055,000. In aggregate the impact of these adjustments is an increase to net income of $732,000, net of taxes of $488,000.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.  Summarized Financial Information of Certain Subsidiaries

     The Notes are jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company, (the Subsidiary Guarantors): Blue Ridge Textile Manufacturing, Inc. and Ohio Garment Rental Inc. The following consolidating financial statements for the Company segregate the financial information of Coyne International Enterprises Corp. (the Parent Company) and the Subsidiary Guarantors.

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Balance Sheet

----------------------------------------------------------------------------------------------------------------------------------

                                                                                       October 31, 2001
                                                            ----------------------------------------------------------------------
                                                                Parent          Subsidiary     Consolidating         Consolidated
   Assets                                                       Company         Guarantors      Adjustments             Totals
   ------                                                   ----------------  --------------  ---------------      ----------------
   Current Assets:
        Cash and cash equivalents                           $       335, 682  $     (216,163)                      $        119,519
        Accounts receivable, less allowance for
          doubtful accounts of $840,621 in 2001
          and $341,343 in 2000                                    13,470,773       1,982,566                             15,453,339
        Inventories                                                4,353,668       2,344,030                              6,697,698
        Rental merchandise in service                             27,707,131       3,694,245                             31,401,376
        Prepaid expenses and other assets                          9,766,827          70,282       (9,289,825)              547,284
                                                            ----------------  --------------     ------------      ----------------
               Total current assets                               55,634,081       7,874,960       (9,289,825)           54,219,216

   Property, plant and equipment, at cost:                        91,908,712       8,962,811                            100,871,523
        Less:  Accumulated depreciation                          (53,423,049)     (5,813,295)                           (59,236,344)
                                                            ----------------  --------------     ------------      ----------------
               Property, plant and equipment, net                 38,485,663       3,149,516                0            41,635,179


   Other assets:
        Purchased routes and acquisitions intangibles, net        16,251,810         260,456                             16,512,266
        Deferred financing costs, net                              2,169,933                                              2,169,933
        Deferred income taxes                                      4,197,193                                              4,197,193
        Other                                                        246,965                                                246,965
                                                            ----------------  --------------     ------------      ----------------
               Total other assets                                 22,865,901         260,456                0            23,126,357

                                                            ----------------  --------------     ------------      ----------------
                                                            $    116,985,645  $   11,284,932     $ (9,289,825)     $    118,980,752
                                                            ================  ==============     ============      ================

Liabilities and Shareholders' Equity (Deficit)
---------------------------------------------

   Current Liabilities:
        Current maturities of long-term obligations         $      3,730,926                                       $      3,730,936
        Accounts payable                                           4,623,596         528,986                              5,152,582
        Accrued expenses:
          Salaries and employee benefits                           3,509,064         100,776                              3,609,840
          Accrued interest                                         3,503,660               0                              3,503,660
          Other                                                    3,434,970       1,365,345                              4,800,315
        Deferred income taxes                                     10,692,978               0                             10,692,978
                                                            ----------------  --------------     ------------      ----------------
               Total current liabilities                          29,495,194       1,995,107                0            31,490,301

   Long-term obligations, net of current maturities               96,102,469                                             96,102,469
   Other liabilities                                               3,173,083       3,984,102       (3,984,102)            3,173,083
                                                            ----------------  --------------     ------------      ----------------
               Total liabilities                                 128,770,746       5,979,209       (3,984,102)          130,765,853
                                                            ----------------  --------------     ------------      ----------------

   Shareholders' equity (deficit):
        Preferred stock                                            3,806,200                                              3,806,200
        Common stock                                                     769       1,250,019       (1,250,019)                  769
        Additional paid-in capital                                 1,682,845         298,981         (298,981)            1,682,845
        Retained earnings (deficit)                              (14,767,786)      3,756,723       (3,756,723)          (14,767,786)
        Accumulated other comprehensive loss                        (259,037)                                              (259,037)
                                                            ----------------  --------------     ------------      ----------------
                                                                  (9,537,009)      5,305,723       (5,305,723)           (9,537,009)

   Less:
        Shareholder receivables                                   (2,248,092)                                            (2,248,092)
                                                            ----------------  --------------     ------------      ----------------
               Total shareholders' equity (deficit)              (11,785,101)      5,305,723       (5,305,723)          (11,785,101)
                                                            ----------------  --------------     ------------      ----------------
                                                                 116,985,645  $   11,284,932     $  9,289,825      $    118,980,752
                                                            ================  ==============     ============      ================

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Balance Sheet
--------------------------------------------------------------------------------

                                                                                  October 31, 2000
                                                             ----------------------------------------------------------
                                                                 Parent      Subsidiary   Consolidating   Consolidated
Assets                                                          Company      Guarantors    Adjustments       Totals
------                                                       ------------  ------------   ------------    -------------
Current Assets:
     Cash and cash equivalents                               $    955,728  $    (46,388)                  $     909,340
     Accounts receivable, less allowance for doubtful
        accounts of $341,343 in 2000                           15,243,854     1,686,121                      16,929,975
     Inventories                                                9,487,201     3,237,940                      12,725,141
     Rental merchandise in service                             30,643,937     2,069,030                      32,712,967
     Prepaid expenses and other assets                         10,035,907        14,628     (9,351,767)         698,768
                                                             ------------  ------------   ------------    -------------
            Total current assets                               66,366,627     6,961,331     (9,351,767)      63,976,191

Property, plant and equipment, at cost;                        89,059,067     8,858,737                      97,917,804
     Less:  Accumulated depreciation                          (48,572,337)   (5,528,363)                    (54,100,700)
                                                             ------------  ------------   ------------    -------------
            Property, plant and equipment, net                 40,486,730     3,330,374              0       43,817,104

Other assets
   Purchased routes and acquisition intangibles, net           16,968,910       271,032                      17,239,942
   Deferred financing costs, net                                2,322,568                                     2,322,568
   Deferred income taxes                                        3,724,623                                     3,724,623
   Other                                                          202,521                                       202,521
                                                             ------------  ------------   ------------    -------------
            Total other assets                                 23,218,622       271,032              0       23,489,654

                                                             ------------  ------------   ------------    -------------
                                                             $130,071,979  $ 10,562,737   $ (9,351,767)   $ 131,282,949
                                                             ============  ============   ============    =============

Liabilities and Shareholders' Equity (Deficit)
---------------------------------------------

Current Liabilities:
     Current maturities of long-term obligations             $  3,385,619                                 $   3,385,619
     Accounts payable                                           8,256,569       678,116                       8,934,685
     Accrued expenses:
          Salaries and employee benefits                        4,635,123        79,273                       4,714,396
          Accrued interest                                      3,655,175                                     3,655,175
          Other                                                 1,814,620       453,581                       2,268,201
     Deferred income taxes                                     12,032,060                                    12,032,060
                                                             ------------  ------------   ------------    -------------
            Total current liabilities                          33,779,166     1,210,970              0       34,990,136

Long-term obligations, net of current maturities              102,811,292                                   102,811,292
Other liabilities                                               2,170,095     3,645,867     (3,645,867)       2,170,095
                                                             ------------  ------------   ------------    -------------
            Total liabilities                                 138,760,553     4,856,837     (3,645,867)     139,971,523
                                                             ------------  ------------   ------------    -------------

Shareholders' equity (deficit):
     Preferred stock                                            4,806,200                                     4,806,200
     Common stock                                                     769     1,250,019     (1,250,019)             769
     Additional paid-in capital                                   849,512       298,981       (298,981)         849,512
     Retained earnings (deficit)                              (12,212,139)    4,156,900     (4,156,900)     (12,212,139)
                                                             ------------  ------------   ------------    -------------
                                                               (6,555,658)    5,705,900     (5,705,900)      (6,555,658)

     Less:
          Treasury stock, 2,000 shares of Class B
             preferred stock at a cost                           (166,667)                                     (166,667)
          Shareholder receivables                              (1,966,249)                                   (1,966,249)
                                                             ------------  ------------   ------------    -------------
             Total shareholders' equity (deficit)              (8,688,574)    5,705,900     (5,705,900)      (8,688,574)
                                                             ------------  ------------   ------------    -------------
                                                              130,071,979  $ 10,562,737   $ (9,351,767)   $ 131,282,949
                                                             ============  ============   ============    =============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                          Year Ended October 31, 2001
                                                             --------------------------------------------------------------
                                                                Parent         Subsidiary      Consolidating   Consolidated
                                                               Company        Guarantors        Adjustments       Totals
                                                             -----------      -----------     --------------   ------------
   Revenue:
     Rental operations                                       131,428,405      10,052,312                        141,480,717
     Direct sales                                              4,361,519      12,290,066     (7,112,437)          9,539,148
                                                             -----------      -----------   -----------         -----------
                                                             135,789,924      22,342,378     (7,112,437)        151,019,865
                                                             -----------      -----------   -----------         -----------
   Operating expenses:
     Cost of rental operations                                97,567,579       8,286,741                        105,854,320
     Cost of direct sales                                      2,463,348      10,460,623     (6,979,880)          5,944,091
     Selling, general and administrative                      22,623,468       3,153,859        (10,239)         25,767,088
     Depreciation and amortization                             5,799,710         318,837                          6,118,547
                                                             -----------     -----------    -----------         -----------
                                                             128,454,105      22,220,060     (6,990,011)        143,684,046
                                                             -----------     -----------    -----------         -----------
        Income (loss) from operations                          7,335,819         122,318       (122,318)          7,335,819

   Interest expense                                           11,474,922         789,280       (789,280)         11,474,922
                                                             -----------     -----------    -----------         -----------
        Income (loss) before income tax                       (4,139,103)       (666,962)       666,962          (4,139,103)

   Income tax expense (benefit)                               (1,583,456)       (266,785)       266,785          (1,583,456)
                                                            ------------     -----------    -----------         -----------
        Net income (loss)                                     (2,555,647)       (400,177)       400,177          (2,555,647)
                                                            ============     ===========    ===========         ===========

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                            Year Ended October 31, 2000
                                                           -----------------------------------------------------------
                                                              Parent      Subsidiary    Consolidating    Consolidated
                                                              Company     Guarantors     Adjustments        Totals
                                                           -----------   -----------    -------------    ------------
Revenue:
     Rental operations                                     131,017,860     9,300,505                      140,318,365
     Direct sales                                            4,459,602    15,507,434       (9,994,929)      9,972,107
                                                          ------------   -----------    -------------    ------------
                                                           135,477,462    24,807,939       (9,994,929     150,290,472
                                                          ------------   -----------    -------------    ------------
Operating expenses:
     Cost of rental operations                              95,309,874     7,222,093                      102,531,967
     Cost of direct sales                                    2,701,020    13,109,779       (9,922,045)      5,888,754
     Selling, general and administrative                    19,735,008     2,864,804        1,144,046      23,743,858
     Depreciation and amortization                           6,075,172       394,333                        6,469,50
                                                          ------------   -----------    -------------    ------------
                                                           123,821,074    23,591,009       (8,777,999)    138,634,084
                                                          ------------   -----------    -------------    ------------

          Income from operations                            11,656,388     1,216,930       (1,216,930)     11,656,388

Interest expense                                            11,208,439       706,327         (706,327)     11,208,439
                                                          ------------   -----------    -------------    ------------
          Income (loss) before income taxes                    447,949       510,603         (510,603)        447,949

Income tax expense (benefit)                                   630,000       204,241         (204,241)        630,000

                                                          ------------   -----------    -------------    ------------
          Net income (loss)                                   (182,031)      306,362         (306,362)       (182,051)
                                                          ============   ===========    =============    ============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                       Year Ended October 31, 1999
                                                       ----------------------------------------------------------
                                                          Parent      Subsidiary     Consolidating   Consolidated
                                                          Company     Guarantors      Adjustments      Totals
                                                       ------------  ------------   -------------   -------------
Revenue:
   Rental operations                                    125,979,263     9,792,627                     135,771,890
   Direct sales                                           3,578,012    18,162,120     (11,300,300)     10,439,832
                                                       ------------  ------------   -------------   -------------
                                                        132,191,048    27,954,747     (11,300,300)    146,211,722
                                                       ------------  ------------   -------------   -------------

Operating expenses:
   Cost of rental operations                             91,535,652     7,276,617                      98,812,269
   Cost of direct sales                                   2,237,438    15,533,086     (10,863,267)      6,907,257
   Selling, general and administrative                   20,472,050     3,055,381      (1,323,798)     24,851,229
   Depreciation and amortization                          5,476,867       328,832                       5,805,699
                                                       ------------  ------------   -------------   -------------
                                                        122,355,780    26,193,916      (9,539,469)    136,376,454
                                                       ------------   ------------  -------------   -------------

       Income from operations                             9,835,268     1,760,831      (1,760,831)      9,835,268
Interest expense                                         10,841,533       773,790        (773,790)     10,841,533
                                                       ------------  ------------   -------------   -------------
       Income (loss) before income taxes                 (1,006,265)      987,041        (987,041)     (1,006,265)

Income tax expense (benefit)                                (55,000)      394,816        (394,816)        (55,000)
                                                       ------------  ------------   -------------   -------------
       Net income (loss)                                   (951,265)      592,225        (592,225)       (951,265)
                                                       ============  ============   =============   =============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                               Year ended October 31, 2001
                                                               -------------------------------------------------------------
                                                                  Parent       Subsidiary     Consolidating    Consolidated
                                                                  Company      Guarantors     Adjustments        Totals
                                                               ------------  -------------- ---------------  ---------------
Cash flows from operating activities:
   Net income (loss)                                           $ (2,555,647) $    (400,177) $    400,177     $   (2,555,647)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation of property, plant and equipment               3,960,412        318,837                        4,279,249
      Amortization or capitalized leases                          1,073,401                                       1,073,401
      Amortization or acquisition intangibles                       770,256          7,932                          778,188
      Amortization of deferred financing costs                      342,604                                         342,604
      Provision for deferred income taxes                        (1,639,392)                                     (1,639,392)
      Changes in operating assets and operating liabilities:
       Accounts receivable                                        1,773,081       (296,445)                       1,476,636
       Inventories                                                5,133,533        893,910                        6,027,443
       Rental merchandise in service                              2,936,806     (1,625,215)                       1,311,591
       Prepaid expenses and other assets                            224,637        (55,654)      (61,942)           107,040
       Account payable, accrued expenses, other liabilities      (4,206,593)     1,122,372      (338,235)        (3,422,456)
                                                               ------------  -------------  ------------     --------------
      Net cash provided by (used in) operating activities         7,813,098        (34,440)            0          9,090,440
                                                               ------------  -------------  ------------     --------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                     (3,072,488)       (98,237)                      (3,170,725)
   Acquisition of business, net of cash acquired                    (50,512)                                        (50,512)
                                                               ------------  -------------  ------------     --------------
      Net cash used in investing activities                      (3,123,000)       (98,237)            0         (3,221,237)
                                                               ------------  -------------  ------------     --------------
Cash flows from financing activities:
   Proceeds from long-term borrowings                            38,268,038                                      38,268,038
   Payments under long-term obligations                         (44,631,555)                                    (44,631,555)
   Increase in bank overdrafts                                    1,488,087                                       1,488,087
   Other                                                           (471,811)                                       (471,811)
                                                               ------------  -------------  ------------     --------------
      Net cash provided by (used in) financing activities        (5,347,241)             0             0         (5,347,241)
                                                               ------------  -------------  ------------     --------------
      Net decrease in cash                                         (657,143)      (132,677)            0           (789,821)

Cash and cash equivalents:
   Beginning of period                                              955,728        (46,388)                         909,340
                                                               ------------  -------------  ------------     --------------
   End of period                                               $    298,585  $    (179,065) $          -     $      119,519
                                                               ============  =============  ============     ==============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Cash Flows
-------------------------------------------------------------------------------

                                                                         Year ended October 31, 2000
                                                           -----------------------------------------------------------
                                                            Parent         Subsidiary    Consolidating    Consolidated
                                                           Company         Guarantors     Adjustments       Totals
                                                           -------         ----------     -----------     ------------
Cash flows from operating activities:
 Net income (loss)                                         $  (182,051)    $   306,362   $ (306,362)       $  (182,051)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation of property, plant and equipment             4,211,478         394,333                       4,605,811
   Amortization of capitalized leases                        1,073,401                                       1,073,401
   Amortization of acquisition intangibles                     779,717          10,576                         790,293
   Amortization of deferred financing costs                    334,025                                         334,025
   Provision for deferred income taxes                         497,437                                         497,437
   Changes in operating assets and operating liabilities:
     Accounts receivable                                    (2,633,446)      2,472,429                        (161,017)
     Inventories                                            (4,346,904)       (861,172)                     (5,208,076)
     Rental merchandise in service                          (4,454,111)       (420,772)                     (4,874,883)
     Prepaid expenses and other assets                         131,474         (17,429)     225,555            339,600
     Accounts payable, accrued expenses,
      other liabilities                                        575,088      (1,643,400)      80,807           (987,505)
                                                           -----------     -----------   ----------        -----------
   Net cash provided by (used in) operating activities      (4,013,892)        240,927            0         (3,772,965)
                                                           -----------     -----------   ----------        -----------
Cash flows from investing activities:
 Purchase of property, plant and equipment                  (2,748,685)       (192,123)                     (2,940,808)
 Acquisition of business, net of cash acquired              (1,115,157)                                     (1,115,157)
                                                           -----------     -----------   ----------        -----------
   Net cash used in investing activities                    (3,863,842)       (192,123)           0         (4,055,965)
                                                           -----------     -----------   ----------        -----------
Cash flows from financing activities:
 Proceeds from long-term borrowings                         50,637,540                                      50,637,540
 Payments under long-term obligations                      (41,987,966)                                    (41,987,966)
 Other                                                        (124,711)                                       (124,711)
                                                           -----------     -----------   ----------        -----------
   Net cash provided by (used in) financing activities       8,524,863               0            0          8,524,863
                                                           -----------     -----------   ----------        -----------
   Net increase (decrease) in cash                             647,129          48,804            0            695,933

Cash and cash equivalents:
 Beginning of period                                           309,648         (96,241)                        213,407
                                                           -----------     -----------   ----------        -----------
 End of period                                             $   956,777     $   (47,437)  $        -        $   909,340
                                                           ===========     ===========   ==========        ===========

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                Year ended October 31, 1999
                                                                ----------------------------------------------------------
                                                                    Parent       Subsidiary   Consolidating   Consolidated
                                                                   Company       Guarantors    Adjustments       Totals
                                                                -------------  -------------  -------------  -------------
Cash flows from operating activities:
 Net income (loss)                                               $  (951,265)   $   592,225    $  (592,223)   $  (951,265)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation of property, plant and equipment                  3,702,041        328,832                     4,030,873
    Amortization of capitalized leases                             1,073,401                                    1,073,401
    Amortization of acquisition intangibles                          690,849         10,576                       701,425
    Amortization of deferred financing costs                         355,249                                      355,249
    Provision for deferred income taxes                             (125,000)                                    (125,000)
    Changes in operating assets and operating liabilities:
     Accounts receivable                                          (1,230,560)    (1,325,363)                   (2,555,923)
     Inventories                                                    (962,978)       437,976                      (525,002)
     Rental merchandise in service                                   599,936       (100,718)                      499,218
     Prepaid expenses and other assets                            (1,159,382)       (22,447)     1,290,471        108,642
     Accounts payable, accrued expenses, other liabilities        (3,055,870)       947,403       (698,246)    (2,806,713)
                                                                ------------   ------------   ------------   ------------
    Net cash provided by (used in) operating activities           (1,063,579)       868,484              0       (195,095)
                                                                ------------   ------------   ------------   ------------

Cash flows from investing activities:
 Purchase of property, plant and equipment                        (7,521,270)      (192,123)                   (7,713,393)
 Acquisition of business, net of cash acquired                    (1,467,052)                                  (1,467,052)
                                                                ------------   ------------   ------------   ------------
    Net cash used in investing activities                         (8,988,322)      (192,123)             0     (9,180,445)
                                                                ------------   ------------   ------------   ------------

Cash flows from financing activities:
 Proceeds from long-term borrowings                               50,558,770                                   50,558,770
 Payments under long-term obligations                            (41,549,085)                                 (41,549,085)
  Other                                                             (494,234)                                    (494,234)
                                                                ------------   ------------   ------------   ------------
    Net cash provided by (used in) operating activities            8,515,451              0              0      8,515,451
                                                                ------------   ------------   ------------   ------------
    Net increase (decrease) in cash                               (1,536,450)       676,361              0       (860,089)

Cash and cash equivalents:
 Beginning of period                                               1,294,046       (220,550)                    1,073,496
                                                                ------------   ------------   ------------   ------------
 End of period                                                   $  (242,404)   $   455,811    $        -     $   213,407
                                                                ============   ============   ============   ============

Coyne International Enterprises Corp and Subsidiaries

Index to Exhibits
(Item 14(a)(3))

   Exhibit No.                             Description
-----------------    ---------------------------------

(a)  Exhibits

2.1 Articles of Merger of Clean Towel Services, Inc. into Coyne International Enterprises Corp.

2.2 Plan of Merger Clean Towel Services, Inc. into Coyne International Enterprises Corp.

2.4 Certificate of Merger of Midway-CTS Buffalo, Ltd. into Coyne International Enterprises Corp. Pursuant to Section 905 of the Business Corporation Law.

2.5 Plan to Merge Midway-CTS Buffalo into Coyne International Enterprises Corp. Pursuant to Section 905 of the Business Corporation Law.

3.1            Amended and Restated Articles of Incorporation of the Company*

3.2            Amended and Restated Bylaws of the Company**

3.3       Articles of Incorporation of Blue Ridge Textile Manufacturing, Inc.**

3.4       Bylaws of Blue Ridge Textile Manufacturing, Inc.**

3.5       Articles of Incorporation of Ohio Garment Rental, Inc.**

3.6       Bylaws of Ohio Garment Rental, Inc.**

4.1 Indenture, dated as of June 26, 1998, by and among the Company, Blue Ridge Textile Manufacturing, Clean Towel Service, Inc., Ohio Garment Rental, Inc. and Midway-CTS Buffalo, Ltd., as guarantors, and IBJ Schroder Bank & Trust Company, as trustee**

4.2       Form of 113% Senior Subordinated Note due 2008**

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

10.4 Acquisition Loan Note, dated as of June 26, 1998, between the Borrowers and the Lender**

10.5 Lease Purchase Agreement, dated as of December 1, 1994, between the Erie County Industrial Development Agency and Midway-CTS Buffalo, Ltd.**

10.6 Form of the $2,600,000 Industrial Development Revenue Bond issued by the Erie County Industrial Development Agency**

10.7 Lessee Guaranty Agreement, dated as of December 1, 1994 between Midway-CTS Buffalo, Ltd. and Key Bank of New York**

10.8 Purchase Agreement, dated as of June 23, 1998, by and among the Company, Blue Ridge Textile Manufacturing, Inc., Clean Towel Service, Inc., Midway-CTS Buffalo, Ltd., Ohio Garment Rental, Inc., NationsBank Montgomery Securities LLC and First Union Capital Markets, a division of Wheat First Securities, Inc.**

10.9 Registration Rights Agreement, dated as of June 26, 1998, by and among the Company, Blue Ridge Textile Manufacturing, Inc., Clean Towel Service, Inc., Ohio Garment Rental, Inc., Midway- CTS Buffalo, Inc., NationsBank Montgomery Securities LLC and First Union Capital Markets, a division of Wheat First Securities, Inc.**

10.10 Promissory Note dated September 27, 1994 from J. Stanley Coyne payable to the Company and related Mortgage Deed**

10.11     First Amendment to Amended and Restated Financing and Security
          Agreement***

10.12     Second Amendment to Amended and Restated Financing and Security
          Agreement***

10.13     Third Amendment to Amended and Restated Financing and Security
          Agreement

10.14     Fourth Amendment to Amended and Restated Financing and Security
          Agreement

10.15     Fifth Amendment to Amended and Restated Financing and Security
          Agreement

10.16     Sixth Amendment to Amended and Restated Financing and Security
          Agreement

21        Subsidiaries of the Company



* Incorporated by reference to Amendment No. 2 of the Company's Registration Statement on Form S-4 (Registration No. 333-60247), as amended, filed with the Securities and Exchange Commission on October 27, 1998.

** Incorporated by reference to Amendment No. 1 of the Company's Registration Statement on Form S-4 (Registration No. 333-60247), as amended, filed with the Securities and Exchange Commission on August 5, 1998.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending October 31, 1999.