Form 10-Q
period 2002-01-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2002-03-12
CIK 1066242

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended January 31, 2002

                                      or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _________________

               Commission File No. 333-60247
                                   ---------

                     COYNE INTERNATIONAL ENTERPRISES CORP.
                    BLUE RIDGE TEXTILE MANUFACTURING, INC.
                           OHIO GARMENT RENTAL, INC.

________________________________________________________________________________
     (Exact name of Registrants as specified in their respective charters)

     New York                                                16-6040758
      Georgia                                                58-2018333
       Ohio                                                  34-1261376
________________________________________________     ___________________________
 (State or Other Jurisdiction of Incorporation             (IRS Employer
                or Organization)                        Identification No.)

  140 Cortland Avenue, Syracuse, New York                      13221
--------------------------------------------         ---------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

     Registrant's Telephone Number, Including Area Code:          (315) 475-1626
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

               TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I.        Financial Information:

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet ...........................................................   3

           Condensed Consolidated Statement of Operations .................................................   5

           Condensed Consolidated Statement of Cash Flows..................................................   6

           Notes to Condensed Consolidated Financial Statements............................................   7

Item 2.    Management's Discussion and Analysis of the Financial
               Condition and Results of Operations.........................................................  15


PART II.       Other Information

Item 1.    Legal Proceedings...............................................................................  17

Item 2.    Changes in Securities and Use of Proceeds.......................................................  17

Item 3.    Defaults Upon Senior Securities.................................................................  17

Item 4.    Submission of Matters to a Vote of Security Holders.............................................  17

Item 5.    Other Information...............................................................................  17

Item 6.    Exhibits and Reports on Form 8-K................................................................  17

       Signatures

PART I.  Financial Information

Item 1.  Financial Statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                             January 31,             October 31,
  Assets                                                                        2002                    2001
                                                                           --------------          ---------------
                                                                             (unaudited)
  Current Assets:
     Cash and cash equivalents                                             $      673,937          $       119,519
     Accounts receivable                                                       16,390,630               15,453,339
     Inventories                                                                6,421,400                6,697,698
     Rental merchandise in service                                             28,225,362               31,401,376
     Prepaid expenses and other assets                                          1,467,304                  547,284
                                                                           --------------          ---------------
        Total current assets                                                   53,178,633               54,219,216

  Property, plant and equipment, net                                           40,579,271               41,635,179

  Other assets:
     Purchased routes and acquisition intangibles, net                         16,400,676               16,512,266
     Other                                                                      6,838,886                6,614,091
                                                                           --------------          ---------------
        Total other assets                                                     23,239,562               23,126,357

                                                                           --------------          ---------------
        Total Assets                                                       $  116,997,466          $   118,980,752
                                                                           ==============          ===============

      See notes to unaudited condensed consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                               January 31,        October 31,
Liabilities and Shareholders' Equity (Deficit)                    2002                2001
                                                             ---------------    ---------------
                                                                (unaudited)
Current Liabilities:
   Accounts payable                                          $     3,133,609    $     5,152,582
   Cash overdrafts                                                 1,949,266          1,488,087
   Accrued interest                                                1,386,912          3,503,660
   Other                                                          21,829,445         21,345,972
                                                             ---------------    ---------------
     Total current liabilities                                    28,299,232         31,490,301

Long-term obligations, net of current maturities                  97,391,264         96,102,469
Other liabilities                                                  3,065,043          3,173,083
                                                             ---------------    ---------------
     Total liabilities                                           128,755,539        130,765,853
                                                             ---------------    ---------------

Shareholders' equity (deficit):
   Retained earnings (deficit)                                   (14,775,589)       (14,767,786)
   Other                                                           3,017,516          2,982,685
                                                             ---------------    ---------------
     Total shareholders' equity (deficit)                        (11,758,073)       (11,785,101)
                                                             ---------------    ---------------

     Total Liabilities and Shareholders' Equity (Deficit)    $   116,997,466    $   118,980,752
                                                             ===============    ===============

      See notes to unaudited condensed consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                               January 31,
                                                                                       ------------------------------
                                                                                            2002              2001
                                                                                       -------------      -----------
                                                                                                 (unaudited)
Revenue                                                                                $  36,965,343      $38,143,504

Operating expenses:
   Cost of operations                                                                     27,507,526       29,351,382
   Selling and administrative expenses                                                     6,832,450        7,186,917
                                                                                       -------------      -----------
                                                                                          34,339,976       36,538,299
                                                                                       -------------      -----------

       Income from operations                                                              2,625,367        1,605,205

Interest expense                                                                           2,580,172        2,995,256
                                                                                       -------------      -----------

       Income (loss) before income taxes                                                      45,195       (1,390,051)

Income tax expense (benefit)                                                                  52,998         (501,000)
                                                                                       -------------      -----------
       Net loss                                                                        $      (7,803)     $  (889,051)
                                                                                       =============      ===========

      See notes to unaudited condensed consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                           January 31,
                                                                  -----------------------------
                                                                        2002           2001
                                                                  ---------------  ------------
                                                                             (unaudited)
Net cash provided by (used in) operating activities                $     (259,256) $  1,099,219

Net cash used in investing activities                                    (390,902)     (541,449)

Cash flows from financing activities:
   Proceeds from long-term borrowings                                  12,391,600    11,243,933
   Payments under long-term obligations                               (11,178,126)  (11,857,059)
   Other financing activities                                              (8,898)     (160,672)
                                                                  ---------------  ------------
     Net cash provided by (used in) financing activities                1,204,576      (773,798)
                                                                  ---------------  ------------
     Net increase (decrease) in cash                                      554,418      (216,028)

Cash and cash equivalents:
   Beginning of period                                                    119,519       909,340
                                                                  ---------------  ------------
   End of period                                                   $      673,937  $    693,312
                                                                  ===============  ============

Supplemental disclosure of cash flow information:
   Interest paid                                                   $    4,607,795  $  4,975,391
   Income taxes paid                                                       55,936        27,232

      See notes to unaudited condensed consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Coyne International Enterprises Corp. and Subsidiaries, (the Company), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, quarterly results include all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The balance sheet as of October 31, 2001 has been derived from the audited balance sheet included in the Company's annual report filed on Form 10-
K. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

The Company uses a fifty-two/fifty-three week fiscal year ending on the last Saturday of October, with quarterly interim periods of thirteen weeks. For convenience, the dating of the accompanying financial statements and notes have been labeled as of and for the periods ending January 31, 2002, October 31, 2001 and January 31, 2001 rather than the actual period-end dates.

Operating results for the three month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

2. Reclassification

Certain amounts have been reclassified to conform with the fiscal 2002 presentation.

3. Comprehensive Income

The components of comprehensive income (loss) were as follows:

                                                                       Three Months ended   Three Months ended
                                                                        January 31, 2002     January 31, 2001
                                                                        ----------------     ----------------
Net loss                                                                        ($ 7,083)         ($  889,051)
Other comprehensive income (loss):
    Change in fair value of cash flow hedge net of tax expense
     of $55,368 in 2002 and a tax benefit of $92,399 in 2001.                     83,053             (138,599)
                                                                                --------          -----------

Comprehensive income (loss)                                                     $ 75,970          ($1,027,650)
                                                                                ========          ===========

Coyne International Enterprises Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements  (Unaudited)
--------------------------------------------------------------------------------

4.   Condensed Consolidating Financial Statements

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

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Balance Sheet
--------------------------------------------------------------------------------

                                                                                   January 31, 2002
                                                          -----------------------------------------------------------------
                                                             Parent           Subsidiary    Consolidating    Consolidated
Assets                                                       Company          Guarantors      Adjustments       Totals
                                                          --------------     ------------   -------------    --------------
Current Assets:
     Cash and cash equivalents                            $      759,571     $    (85,634)                     $    673,937
     Accounts receivable                                      13,977,755        2,412,875                        16,390,630
     Inventories                                               4,634,827        1,786,573                         6,421,400
     Rental merchandise in service                            25,144,032        3,081,330                        28,225,362
     Prepaid expenses and other assets                        10,686,909          149,842     (9,369,447)         1,467,304
                                                          --------------     ------------   ------------       ------------
        Total current assets                                  55,203,094        7,344,986     (9,369,447)        53,178,633

Property, plant and equipment, net                            37,564,538        3,014,733                        40,579,271

Other assets:
   Purchased routes and acquisition intangibles, net          16,142,864          257,812                        16,400,676
   Other                                                       6,838,886                                          6,838,886
                                                          --------------     ------------   ------------       ------------
        Total other assets                                    22,981,750          257,812              0         23,239,562

                                                          --------------     ------------   ------------       ------------
                                                          $  115,749,382     $ 10,617,531   $ (9,369,447)      $116,997,466
                                                          ==============     ============   ============       ============
Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------

Current Liabilities:
     Accounts payable                                          4,830,982          251,893                         5,082,875
     Accrued interest                                          1,386,912                                          1,386,912
     Other                                                    20,833,254          996,191                        21,829,445
                                                          --------------     ------------   ------------       ------------
        Total current liabilities                             27,051,148        1,248,084              0         28,299,232

Long-term obligations, net of current maturities              97,391,264                                         97,391,264
Other liabilities                                              3,065,043        4,098,120     (4,098,120)         3,065,043
                                                          --------------     ------------   ------------       ------------
        Total liabilities                                    127,507,455        5,346,204     (4,098,120)       128,755,539
                                                          --------------     ------------   ------------       ------------
Shareholders' equity (deficit):
     Retained earnings (deficit)                             (14,775,589)       3,722,327     (3,722,327)       (14,775,589)
     Other                                                     3,017,516        1,549,000     (1,549,000)         3,017,516
                                                          --------------     ------------   ------------       ------------
        Total shareholders' equity (deficit)                 (11,758,073)       5,271,327     (5,271,327)       (11,758,073)
                                                          --------------     ------------   ------------       ------------
                                                             115,749,382     $ 10,617,531   $ (9,369,447)      $116,997,466
                                                          ==============     ============   ============       ============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Balance Sheet
--------------------------------------------------------------------------------

                                                                                    October 31, 2001
                                                          ---------------------------------------------------------------------
                                                             Parent           Subsidiary    Consolidating        Consolidated
Assets                                                       Company          Guarantors     Adjustments            Totals
------                                                    --------------     ------------   -------------     -----------------
Current Assets:
     Cash and cash equivalents                            $      335,682     $   (216,163)                    $     119,519
     Accounts receivable                                      13,470,773        1,982,566                        15,453,339
     Inventories                                               4,353,668        2,344,030                         6,697,698
     Rental merchandise in service                            27,707,131        3,694,245                        31,401,376
     Prepaid expenses and other assets                         9,766,827           70,282     (9,289,825)           547,284
                                                          --------------     ------------   ------------      -------------
        Total current assets                                  55,634,081        7,874,960     (9,289,825)        54,219,216

Property, plant and equipment, net                            38,485,663        3,149,516              0         41,635,179

Other assets:
   Purchased routes and acquisition intangibles, net          16,251,810          260,456                        16,512,266
   Other                                                       6,614,091                                          6,614,091
                                                          --------------     ------------   ------------      -------------
        Total other assets                                    22,865,901          260,456              0         23,126,357

                                                          --------------     ------------   ------------      -------------
                                                          $  116,985,645     $ 11,284,932   $ (9,289,825)     $ 118,980,752
                                                          ==============     ============   ============      =============
Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------

Current Liabilities:
     Accounts payable                                          4,623,596          528,986                         5,152,582
     Accrued interest                                          3,503,660                                          3,503,660
     Other                                                    21,367,938        1,466,121                        22,834,059
                                                          --------------     ------------   ------------      -------------
        Total current liabilities                             29,495,194        1,995,107              0         31,490,301

Long-term obligations, net of current maturities              96,102,469                                         96,102,469
Other liabilities                                              3,173,083        3,984,102     (3,984,102)         3,173,083
                                                          --------------     ------------   ------------      -------------
        Total liabilities                                    128,770,746        5,979,209     (3,984,102)       130,765,853
                                                          --------------     ------------   ------------      -------------

Shareholders' equity (deficit):
     Retained earnings (deficit)                             (14,767,786)       3,756,723     (3,756,723)       (14,767,786)
     Other                                                     2,982,685        1,549,000     (1,549,000)         2,982,685
                                                          --------------     ------------   ------------      -------------
        Total shareholders' equity (deficit)                 (11,785,101)       5,305,723     (5,305,723)       (11,785,101)
                                                          --------------     ------------   ------------      -------------
                                                             116,985,645     $ 11,284,932   $ (9,289,825)     $ 118,980,752
                                                          ==============     ============   ============      =============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                             Three Months Ended January 31, 2002
                                                               -------------------------------------------------------------
                                                                  Parent        Subsidiary    Consolidating      Consolidated
                                                                  Company       Guarantors     Adjustments          Totals
                                                               -------------------------------------------------------------
 Revenue:                                                      $ 33,052,513    $ 5,450,674    $(1,537,844)      $ 36,965,343

 Operating expenses:
    Cost of operations                                           24,433,192      4,573,047     (1,498,712)        27,507,526
    Selling, general and administrative                           5,993,955        726,785        111,710          6,832,450
                                                               ------------    -----------    -----------       ------------
                                                                 30,427,146      5,299,832     (1,387,002)        34,339,976
                                                               ------------    -----------    -----------       ------------

      Income (loss) from operations                               2,625,367        150,842       (150,842)         2,625,367

 Interest expense                                                 2,580,172        208,168       (208,168)         2,580,172
                                                               ------------    -----------    -----------       ------------

      Income (loss) before income tax                                45,195        (57,326)        57,326             45,195

 Income tax expense (benefit)                                        52,998        (22,930)        22,930             52,998
                                                               ------------    -----------    -----------       ------------

      Net income (loss)                                        $     (7,803)   $   (34,396)   $    34,396       $     (7,803)
                                                               ============    ===========    ===========       ============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                             Three Months Ended January 31, 2001
                                                               -------------------------------------------------------------
                                                                  Parent       Subsidiary    Consolidating      Consolidated
                                                                  Company      Guarantors     Adjustments          Totals
                                                               ------------    -----------   -------------      ------------
Revenue                                                        $ 34,384,991    $ 6,233,467   $ (2,474,954)      $38,143,504

Operating expenses:
   Cost of operations                                            26,505,242      5,333,094     (2,486,954)       29,351,382
   Selling, general and administrative                            6,274,544        808,836        103,537         7,186,917
                                                               ------------    -----------    -----------       -----------
                                                                 32,779,786      6,141,930     (2,383,417)       36,538,299
                                                               ------------    -----------    -----------       -----------

     Income (loss) from operations                                1,605,206         91,537        (91,537)        1,605,206

Interest expense                                                  2,995,256        195,118       (195,118)        2,995,256
                                                               ------------    -----------    -----------       -----------

     Income (loss) before income tax                             (1,390,051)      (103,581)       103,581        (1,390,051)

Income tax expense (benefit)                                       (501,000)       (41,433)        41,433          (501,000)
                                                               ------------    -----------    -----------       -----------

     Net income (loss)                                         $   (889,051)   $   (62,148)   $    62,148       $  (889,051)
                                                               ============    ===========    ===========       ===========

 Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                        Three Months Ended January 31, 2002
                                                            ----------------------------------------------------------------
                                                                Parent         Subsidiary     Consolidating    Consolidated
                                                                Company        Guarantors      Adjustments        Totals
                                                            --------------- ---------------- ---------------  --------------
Net cash provided by (used in) operating activities         $  (1,662,843)    $ 1,403,587           0         $   (259,256)

Net cash used in investing activities                            (383,854)         (7,048)          0             (390,902)

Cash flows from financing activities:
   Proceeds from long-term borrowings                          12,391,600                                       12,391,600
   Payments under long-term obligations                       (11,178,126)                                     (11,178,126)
   Other Financing Activities                                      (8,898)                                          (8,898)
                                                            -------------     -----------     -------         ------------
     Net cash provided by financing activities                  1,204,576               0           0            1,204,576
                                                            -------------     -----------     -------         ------------
     Net decrease in cash                                        (842,121)      1,396,539           0              554,418

Cash and cash equivalents:
   Beginning of period                                            335,682        (216,163)                         119,519
                                                            -------------     -----------     -------         ------------
   End of period                                            $    (506,439)    $ 1,180,376     $     0         $    673,937
                                                            =============     ===========     =======         ============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                           Three Months Ended January 31, 2001
                                                           -----------------------------------------------------------------
                                                               Parent         Subsidiary     Consolidating     Consolidated
                                                               Company        Guarantors      Adjustments         Totals
                                                           ---------------  --------------  ---------------   --------------
Net cash provided by operating activities                  $     677,030    $   422,189             0          $  1,099,219

Net cash used in investing activities                           (515,870)       (25,579)            0              (541,449)

Cash flows from financing activities:
   Proceeds from long-term borrowings                         11,243,933                                         11,243,933
   Payments under long-term obligations                      (11,857,059)                                       (11,857,059)
   Other financing activities                                   (160,672)                                          (160,672)
                                                           -------------    -----------         -----          ------------
     Net cash used in financing activities                      (773,798)             0             0              (773,798)
                                                           -------------    -----------         -----          ------------
     Net increase (decrease) in cash                            (612,638)       396,610             0              (216,028)

Cash and cash equivalents:
   Beginning of period                                           955,728        (46,388)                            909,340
                                                           -------------    -----------         -----          ------------
   End of period                                           $     343,090    $   350,222         $   0          $    693,312
                                                           =============    ===========         =====          ============

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

Results of Operations

Total revenues decreased $1.2 million, (3.1%), for the three months ended January 31, 2002 versus the three months ended January 31, 2001. This decrease is the result of reduced business activity, driven by customer workforce reductions and increasing competition.

Cost of $1.8 million, operations decreased (6.3%), for the three months ended January 31, 2002 versus the three months ended January 31, 2001. These decreases are a result of lower energy and other production costs as well as lower merchandise spending resulting from tighter controls implemented in 2001.

Selling, general and administrative expenses decreased $0.4 million,(4.9%), for the three months ended January 31, 2002 versus the three months ended January 31, 2001. These decreases were primarily the result of a $0.3 million decrease in corporate overhead costs and a $0.1 million decrease in wages for the Company's sales force.

Interest expense decreased $0.4 million, (13.9%), for the three months ended January 31, 2002 versus the three months ended January 31, 2001, primarily as a result of a decline in outstanding debt, from $105.6 million at January 31, 2001 to $101.0 million at January 31, 2002.

Liquidity and Financial Resources

The Company is highly leveraged with total indebtedness of $101.0 million and a shareholder deficit of $11.8 million at January 31, 2002. In addition, the Company has incurred net losses for the last four fiscal years, is required to maintain certain financial covenants as part of its existing credit facility (the Facility), and is dependant on operations for a major portion of its liquidity and working capital needs. These facts create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's primary source of liquidity has been cash flows from borrowings under the Facility, which was amended in fiscal 2001. For the three months ended January 31, 2002, the Company has experienced a net increase in cash and cash equivalents of $0.6 million. The Company used $0.3 million in cash and cash equivalents from operating activities for the three months ended January 31, 2002, which included a $3.5 million liquidation of inventory and rental merchandise in service and also included total interest payments of $4.6 million.

The maximum credit available under the Company's revolving credit facility, (the Revolver), subject to collateral availability, is $30 million. At January 31, 2002, the Company had approximately $2.8 million available under the Revolver. Management is pursuing alternative senior credit facilities from other lenders, with the goal of providing additional liquidity. Over the next twelve months, the Company will continue to focus on improving utilization of new inventory and merchandise in service as well as controlling overall costs and capital expenditures to improve liquidity and to meet its financial covenants. The Company does not anticipate the need to increase levels of inventory or capital expenditures in 2002.

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