Form 10-K/A
period 2001-10-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2002-04-17
CIK 1066242

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

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                         PART I

Item 1.  Business.....................................................................................    1

Item 2.  Properties...................................................................................    6

Item 3.  Legal Proceedings............................................................................    6

Item 4.  Submission of Matters to a Vote of Security Holders..........................................    6

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters.........................    7

Item 6.  Selected Financial Data......................................................................    8

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................................    9

Item 7a. Quantitative and Qualitative Disclosure About Market Risk....................................   12

Item 8.  Financial Statements and Supplementary Data..................................................   13

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   13

                                   PART III

Item 10. Directors and Executive Officers of the Registrant...........................................   14

Item 11. Executive Compensation.......................................................................   15

Item 12. Security Ownership of Certain Beneficial Owners and Management...............................   16

Item 13. Certain Relationships and Related Transactions...............................................   17

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................   18

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



PricewaterhouseCoopers LLP



January 25, 2001

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                                    October 31,
                                                                                    -----------
Assets                                                                          2001          2000
                                                                            ------------  ------------
Current Assets:
  Cash and cash equivalents                                                 $    119,519  $    909,340
  Accounts receivable, less allowance for doubtful accounts
   of $840,621 in 2001 and $341,343 in 2000                                   15,453,339    16,929,975
  Inventories                                                                  6,697,698    12,725,141
  Rental merchandise in service                                               31,401,376    32,712,967
  Prepaid expenses and other assets                                              547,284       698,768
                                                                            ------------  ------------
     Total current assets                                                     54,219,216    63,976,191
Property, plant and equipment, at cost:
  Land                                                                         2,432,180     2,432,181
  Buildings and improvements                                                  40,488,846    39,829,930
  Machinery and equipment                                                     44,436,846    42,729,434
  Vehicles                                                                    12,595,527    11,420,294
  Construction in process                                                        918,124     1,505,965
                                                                            ------------  ------------
                                                                             100,871,523    97,917,804
Less: Accumulated depreciation                                               (59,236,344)  (54,100,700)
                                                                            ------------  ------------
     Property, plant and equipment, net                                       41,635,179    43,817,104

Other assets:
  Purchased routes and acquisition tangibles, net                             16,512,266    17,239,942
  Deferred financing net costs,                                                2,169,933     2,322,568
  Deferred income taxes                                                        4,197,193     3,724,623
  Other                                                                          246,965       202,521
                                                                            ------------  ------------
     Total other assets                                                       23,126,357    23,489,654

                                                                            ------------  ------------
     Total Assets                                                           $118,980,752  $131,282,949
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
     Less:
        Treasury stock, 2,000 shares of Class B preferred stock in 2000,
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
                                            ===========================                =============================================

Coyne International Enterprises Corp. and Subsidiaries

Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                 Year Ended October 31,
                                                                                 ---------------------
                                                                         2001           2000           1999
                                                                   ------------    ------------- --------------
Cash flows from operating activities:
   Net loss                                                        $ (2,555,647)    $   (182,051)   $  (951,265)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities;
        Depreciation of property, plant and equipment                 4,279,249        4,605,811      4,030,873
        Amortization of capitalized leases                            1,073,401        1,073,401      1,073,401
        Amortization of acquisition intangibles                         778,188          790,293        701,425
        Amortization of deferred financing costs                        342,604          334,025        355,249
        Provision for allowance for doubtful accounts                 1,206,202          832,276        364,048
        Provision for deferred income taxes                          (1,639,392)         497,437       (125,000)
        Changes in operating assets and operating liabilities:
          Accounts receivable                                           270,434         (993,293)    (2,919,971)
          Inventories                                                 6,027,443       (5,208,076)      (525,002)
          Rental merchandise in service                               1,311,591       (4,874,883)       499,218
          Prepaid expenses and other assets                             107,040          339,600        108,642
          Accounts payable, accrued expenses,
             and other liabilities                                   (3,422,456)        (987,505)    (2,806,713)
                                                                   ------------     ------------    -----------
        Net cash provided by (used in) operating activities           7,778,657       (3,772,965)      (195,095)
                                                                   ------------     ------------    -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                         (3,170,725)      (2,940,808)    (7,713,393)
   Acquisition of business, net of cash acquired                        (50,512)      (1,115,157)    (1,467,052)
                                                                   ------------     ------------    -----------
        Net cash used in investing activities                        (3,221,237)      (4,055,965)    (9,180,445)
                                                                   ------------     ------------    -----------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                38,268,039       50,637,540     50,558,770
   Payments under long-term obligations                             (44,631,555)     (41,987,966)   (41,549,085)
   Increase in cash overdrafts                                        1,488,087
   Increase in shareholder receivables                                 (281,843)         (74,711)      (403,564)
   Deferred financing costs incurred                                   (189,969)         (50,000)       (90,670)
                                                                   ------------     ------------    -----------
        Net cash provided by (used in) financing activities          (5,347,241)       8,524,863      8,515,451
                                                                  -------------     ------------   ------------
        Net increase (decrease) in cash                                (789,821)         695,933       (860,089)

Cash and cash equivalents:
   Beginning of period                                                  909,340          213,407      1,073,496
                                                                   ------------     ------------    -----------
   End of period                                                   $    119,519     $    909,340    $   213,407
                                                                   ============     ============    ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                   $ 11,283,812     $ 11,117,560    $ 9,758,977
   Income taxes paid                                                     51,732           55,372         74,959

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
                                        ===========    ===========

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.   Leases

     Assets under capital leases, consisting primarily of machinery and equipment, are as follows at October 31:

                                                   2001              2000
                                             ---------------    --------------

     Cost                                    $     7,943,705    $    7,943,705
     Less: Accumulated Amortization               (5,247,749)       (4,174,348)
                                             ---------------    --------------
                                             $     2,695,956    $    3,769,357
                                             ===============    ==============




     The Company has noncancellable operating lease commitments for certain operating facilities, equipment, and vehicles. Rent expense under operating leases approximated $2,270,000, $1,896,000 and $1,969,000 during 2001, 2000, and 1999, respectively. Minimum annual rental commitments at October 31, 2001 are as follows:

     2002                                                       $    1,439,217
     2003                                                              724,562
     2004                                                              428,387
     2005                                                              224,951
     2006                                                              103,975
                                                                --------------
     Total Minimum Lease Payments                               $    2,921,092
                                                                ==============

Coyne International Enterprises Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   Long-Term Obligations

     Long-Term Obligations consist of the following at October 31:

                                                                                   2001               2000
                                                                              ---------------    ---------------
     Revolving credit facility borrowings, at variable rates of 6.125%
       and 8.87% at October 31, 2001 and 2000, respectively                   $    15,271,344    $    19,061,035
     Capital expenditure facility borrowings, at variable rates of 6.375%
       and 9.12% at October 31, 2001 and 2000, respectively payable in
       various installments through 2003                                            4,207,826          4,347,629
     Acquisition facility borrowings, at variable rates of 6.375% and
       9.12% at October 31, 2001 and 2000, respectively, payable                      600,557          1,201,113
     Capital lease obligations, at a fixed rate of 7.6% at October 31, 2001 and a variable rate of 8.2% at October 31, 2000, payable in
       installments through 2003                                                    1,999,972          3,160,299
     Industrial Development Revenue Bonds, at a fixed rate of 8.95% at
       October 31, 2001 and a variable rate of 10% at October 31, 2000
       payable in installments through 2010                                         2,312,738          2,383,514
     Other debt obligations, at various rates ranging from 6% to 10.3%,
     payable through                                                                  442,958          1,043,321
     Senior subordinated notes due June 1, 2008. Interest only at 11.25
       payable semi-annually June 1 and December 1                                 75,000,000         75,000,000
                                                                              ---------------    ---------------
                                                                                   99,833,395        106,196,911
     Less: Current maturities                                                      (3,730,926)        (3,385,619)
                                                                              ---------------    ---------------
                                                                              $    96,102,469    $   102,811,292
                                                                              ---------------    ---------------

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

     Included in shareholder receivables at October 31, 2001 and 2000 are a note receivable and outstanding advances, of approximately $452,000 and $445,000 respectively. These monies are due from Thomas M. Coyne, Chairman of the Board and President of the Company. The note receivable and advances are uncollateralized. Interest on the note accrues at 10% and is payable annually. The note matures August 31, 2007. Interest income accrued of $32,500 in both 2001 and 2000 is included in interest expense.

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

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Balance Sheet

----------------------------------------------------------------------------------------------------------------------------------

                                                                                       October 31, 2001
                                                            ----------------------------------------------------------------------
                                                                Parent          Subsidiary     Consolidating         Consolidated
   Assets                                                       Company         Guarantors      Adjustments             Totals
   ------                                                   ----------------  --------------  ---------------      ----------------
   Current Assets:
        Cash and cash equivalents                           $        335,682  $     (216,163)                      $        119,519
        Accounts receivable, less allowance for
          doubtful accounts of $840,621 in 2001
          and $341,343 in 2000                                    13,470,773       1,982,566                             15,453,339
        Inventories                                                4,353,668       2,344,030                              6,697,698
        Rental merchandise in service                             27,707,131       3,694,245                             31,401,376
        Prepaid expenses and other assets                          9,766,827          70,282       (9,289,825)              547,284
                                                            ----------------  --------------     ------------      ----------------
               Total current assets                               55,634,081       7,874,960       (9,289,825)           54,219,216

   Property, plant and equipment, at cost:                        91,908,712       8,962,811                            100,871,523
        Less:  Accumulated depreciation                          (53,423,049)     (5,813,295)                           (59,236,344)
                                                            ----------------  --------------     ------------      ----------------
               Property, plant and equipment, net                 38,485,663       3,149,516                0            41,635,179


   Other assets:
        Purchased routes and acquisitions intangibles, net        16,251,810         260,456                             16,512,266
        Deferred financing costs, net                              2,169,933                                              2,169,933
        Deferred income taxes                                      4,197,193                                              4,197,193
        Other                                                        246,965                                                246,965
                                                            ----------------  --------------     ------------      ----------------
               Total other assets                                 22,865,901         260,456                0            23,126,357

                                                            ----------------  --------------     ------------      ----------------
                                                            $    116,985,645  $   11,284,932     $ (9,289,825)     $    118,980,752
                                                            ================  ==============     ============      ================

Liabilities and Shareholders' Equity (Deficit)
---------------------------------------------

   Current Liabilities:
        Current maturities of long-term obligations         $      3,730,926                                       $      3,730,926
        Accounts payable                                           4,623,596         528,986                              5,152,582
        Cash overdrafts                                            1,488,087                                              1,488,087
        Accrued expenses:
          Salaries and employee benefits                           3,509,064         100,776                              3,609,840
          Accrued interest                                         3,503,660               0                              3,503,660
          Other                                                    1,946,883       1,365,345                              3,312,228
        Deferred income taxes                                     10,692,978               0                             10,692,978
                                                            ----------------  --------------     ------------      ----------------
               Total current liabilities                          29,495,194       1,995,107                0            31,490,301

   Long-term obligations, net of current maturities               96,102,469                                             96,102,469
   Other liabilities                                               3,173,083       3,984,102       (3,984,102)            3,173,083
                                                            ----------------  --------------     ------------      ----------------
               Total liabilities                                 128,770,746       5,979,209       (3,984,102)          130,765,853
                                                            ----------------  --------------     ------------      ----------------

   Shareholders' equity (deficit):
        Preferred stock                                            3,806,200                                              3,806,200
        Common stock                                                     769       1,250,019       (1,250,019)                  769
        Additional paid-in capital                                 1,682,845         298,981         (298,981)            1,682,845
        Retained earnings (deficit)                              (14,767,786)      3,756,723       (3,756,723)          (14,767,786)
        Accumulated other comprehensive loss                        (259,037)                                              (259,037)
                                                            ----------------  --------------     ------------      ----------------
                                                                  (9,537,009)      5,305,723       (5,305,723)           (9,537,009)

   Less:
        Shareholder receivables                                   (2,248,092)                                            (2,248,092)
                                                            ----------------  --------------     ------------      ----------------
               Total shareholders' equity (deficit)              (11,785,101)      5,305,723       (5,305,723)          (11,785,101)
                                                            ----------------  --------------     ------------      ----------------
                                                                 116,985,645  $   11,284,932     $ (9,289,825)     $    118,980,752
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
                                                             ============  ============   ============    =============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                          Year Ended October 31, 2001
                                                             --------------------------------------------------------------
                                                                Parent         Subsidiary      Consolidating   Consolidated
                                                               Company        Guarantors        Adjustments       Totals
                                                             -----------      -----------     --------------   ------------
   Revenue:
     Rental operations                                       131,428,405      10,052,312                        141,480,717
     Direct sales                                              4,361,519      12,290,066     (7,112,437)          9,539,148
                                                             -----------      -----------   -----------         -----------
                                                             135,789,924      22,342,378     (7,112,437)        151,019,865
                                                             -----------      -----------   -----------         -----------
   Operating expenses:
     Cost of rental operations                                97,567,579       8,286,741                        105,854,320
     Cost of direct sales                                      2,463,348      10,460,623     (6,979,880)          5,944,091
     Selling, general and administrative                      22,623,468       3,153,859        (10,239)         25,767,088
     Depreciation and amortization                             5,799,710         318,837                          6,118,547
                                                             -----------     -----------    -----------         -----------
                                                             128,454,105      22,220,060     (6,990,119)        143,684,046
                                                             -----------     -----------    -----------         -----------
        Income (loss) from operations                          7,335,819         122,318       (122,318)          7,335,819

   Interest expense                                           11,474,922         789,280       (789,280)         11,474,922
                                                             -----------     -----------    -----------         -----------
        Income (loss) before income tax                       (4,139,103)       (666,962)       666,962          (4,139,103)

   Income tax expense (benefit)                               (1,583,456)       (266,785)       266,785          (1,583,456)
                                                            ------------     -----------    -----------         -----------
        Net income (loss)                                     (2,555,647)       (400,177)       400,177          (2,555,647)
                                                            ============     ===========    ===========         ===========

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                            Year Ended October 31, 2000
                                                           -----------------------------------------------------------
                                                              Parent      Subsidiary    Consolidating    Consolidated
                                                              Company     Guarantors     Adjustments        Totals
                                                           -----------   -----------    -------------    ------------
Revenue:
     Rental operations                                     131,017,860     9,300,505                      140,318,365
     Direct sales                                            4,459,602    15,507,434       (9,994,929)      9,972,107
                                                          ------------   -----------    -------------    ------------
                                                           135,477,462    24,807,939       (9,994,929)    150,290,472
                                                          ------------   -----------    -------------    ------------
Operating expenses:
     Cost of rental operations                              95,309,874     7,222,093                      102,531,967
     Cost of direct sales                                    2,701,020    13,109,779       (9,922,045)      5,888,754
     Selling, general and administrative                    19,735,008     2,864,804        1,144,046      23,743,858
     Depreciation and amortization                           6,075,172       394,333                        6,469,505
                                                          ------------   -----------    -------------    ------------
                                                           123,821,074    23,591,009       (8,777,999)    138,634,084
                                                          ------------   -----------    -------------    ------------

          Income from operations                            11,656,388     1,216,930       (1,216,930)     11,656,388

Interest expense                                            11,208,439       706,327         (706,327)     11,208,439
                                                          ------------   -----------    -------------    ------------
          Income (loss) before income taxes                    447,949       510,603         (510,603)        447,949

Income tax expense (benefit)                                   630,000       204,241         (204,241)        630,000

                                                          ------------   -----------    -------------    ------------
          Net income (loss)                                   (182,051)      306,362         (306,362)       (182,051)
                                                          ============   ===========    =============    ============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                       Year Ended October 31, 1999
                                                       ----------------------------------------------------------
                                                          Parent      Subsidiary     Consolidating   Consolidated
                                                          Company     Guarantors      Adjustments      Totals
                                                       ------------  ------------   -------------   -------------
Revenue:
   Rental operations                                    125,979,263     9,792,627                     135,771,890
   Direct sales                                           3,578,012    18,162,120     (11,300,300)     10,439,832
                                                       ------------  ------------   -------------   -------------
                                                        129,557,275    27,954,747     (11,300,300)    146,211,722
                                                       ------------  ------------   -------------   -------------

Operating expenses:
   Cost of rental operations                             91,535,652     7,276,617                      98,812,269
   Cost of direct sales                                   2,237,438    15,533,086     (10,863,267)      6,907,257
   Selling, general and administrative                   20,472,050     3,055,381       1,323,798      24,851,229
   Depreciation and amortization                          5,476,867       328,832                       5,805,699
                                                       ------------  ------------   -------------   -------------
                                                        119,722,007    26,193,916      (9,539,469)    136,376,454
                                                       ------------   ------------  -------------   -------------

       Income from operations                             9,835,268     1,760,831      (1,760,831)      9,835,268
Interest expense                                         10,841,533       773,790        (773,790)     10,841,533
                                                       ------------  ------------   -------------   -------------
       Income (loss) before income taxes                 (1,006,265)      987,041        (987,041)     (1,006,265)

Income tax expense (benefit)                                (55,000)      394,816        (394,816)        (55,000)
                                                       ------------  ------------   -------------   -------------
       Net income (loss)                                   (951,265)      592,225        (592,225)       (951,265)
                                                       ============  ============   =============   =============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                               Year ended October 31, 2001
                                                               -------------------------------------------------------------
                                                                  Parent       Subsidiary     Consolidating    Consolidated
                                                                  Company      Guarantors     Adjustments        Totals
                                                               ------------  -------------- ---------------  ---------------
Cash flows from operating activities:
   Net income (loss)                                           $ (2,555,647) $    (400,177) $    400,177     $   (2,555,647)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation of property, plant and equipment               3,960,412        318,837                        4,279,249
      Amortization or capitalized leases                          1,073,401                                       1,073,401
      Amortization or acquisition intangibles                       770,256          7,932                          778,188
      Amortization of deferred financing costs                      342,604                                         342,604
      Provision for deferred income taxes                        (1,639,392)                                     (1,639,392)
      Changes in operating assets and operating liabilities:
       Accounts receivable                                        1,773,081       (296,445)                       1,476,636
       Inventories                                                5,133,533        893,910                        6,027,443
       Rental merchandise in service                              2,936,806     (1,625,215)                       1,311,591
       Prepaid expenses and other assets                            224,637        (55,654)      (61,942)           107,040
       Account payable, accrued expenses, other liabilities      (4,206,593)     1,122,372      (338,235)        (3,422,456)
                                                               ------------  -------------  ------------     --------------
      Net cash provided by (used in) operating activities         7,813,098        (34,440)            0          7,778,657
                                                               ------------  -------------  ------------     --------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                     (3,072,488)       (98,237)                      (3,170,725)
   Acquisition of business, net of cash acquired                    (50,512)                                        (50,512)
                                                               ------------  -------------  ------------     --------------
      Net cash used in investing activities                      (3,123,000)       (98,237)            0         (3,221,237)
                                                               ------------  -------------  ------------     --------------
Cash flows from financing activities:
   Proceeds from long-term borrowings                            38,268,038                                      38,268,038
   Payments under long-term obligations                         (44,631,555)                                    (44,631,555)
   Increase in bank overdrafts                                    1,488,087                                       1,488,087
   Other                                                           (471,811)                                       (471,811)
                                                               ------------  -------------  ------------     --------------
      Net cash provided by (used in) financing activities        (5,347,241)             0             0         (5,347,241)
                                                               ------------  -------------  ------------     --------------
      Net decrease in cash                                         (657,143)      (132,677)            0           (789,821)

Cash and cash equivalents:
   Beginning of period                                              955,728        (46,388)                         909,340
                                                               ------------  -------------  ------------     --------------
   End of period                                               $    298,585  $    (179,065) $          -     $      119,519
                                                               ============  =============  ============     ==============

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Cash Flows
-------------------------------------------------------------------------------

                                                                         Year ended October 31, 2000
                                                           -----------------------------------------------------------
                                                            Parent         Subsidiary    Consolidating    Consolidated
                                                           Company         Guarantors     Adjustments       Totals
                                                           -------         ----------     -----------     ------------
Cash flows from operating activities:
 Net income (loss)                                         $  (182,051)    $   306,362   $ (306,362)       $  (182,051)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation of property, plant and equipment             4,211,478         394,333                       4,605,811
   Amortization of capitalized leases                        1,073,401                                       1,073,401
   Amortization of acquisition intangibles                     779,717          10,576                         790,293
   Amortization of deferred financing costs                    334,025                                         334,025
   Provision for deferred income taxes                         497,437                                         497,437
   Changes in operating assets and operating liabilities:
     Accounts receivable                                    (2,633,446)      2,472,429                        (161,017)
     Inventories                                            (4,346,904)       (861,172)                     (5,208,076)
     Rental merchandise in service                          (4,454,111)       (420,772)                     (4,874,883)
     Prepaid expenses and other assets                         131,474         (17,429)     225,555            339,600
     Accounts payable, accrued expenses,
      other liabilities                                        574,039      (1,642,351)      80,807           (987,505)
                                                           -----------     -----------   ----------        -----------
   Net cash provided by (used in) operating activities      (4,014,941)        241,976            0         (3,772,965)
                                                           -----------     -----------   ----------        -----------
Cash flows from investing activities:
 Purchase of property, plant and equipment                  (2,748,685)       (192,123)                     (2,940,808)
 Acquisition of business, net of cash acquired              (1,115,157)                                     (1,115,157)
                                                           -----------     -----------   ----------        -----------
   Net cash used in investing activities                    (3,863,842)       (192,123)           0         (4,055,965)
                                                           -----------     -----------   ----------        -----------
Cash flows from financing activities:
 Proceeds from long-term borrowings                         50,637,540                                      50,637,540
 Payments under long-term obligations                      (41,987,966)                                    (41,987,966)
 Other                                                        (124,711)                                       (124,711)
                                                           -----------     -----------   ----------        -----------
   Net cash provided by (used in) financing activities       8,524,863               0            0          8,524,863
                                                           -----------     -----------   ----------        -----------
   Net increase (decrease) in cash                             647,129          48,804            0            695,933

Cash and cash equivalents:
 Beginning of period                                           309,648         (96,241)                        213,407
                                                           -----------     -----------   ----------        -----------
 End of period                                             $   955,728     $   (46,388)  $        -        $   909,340
                                                           ===========     ===========   ==========        ===========

Coyne International Enterprises Corp. and Subsidiaries

Consolidating Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                Year ended October 31, 1999
                                                                ----------------------------------------------------------
                                                                    Parent       Subsidiary   Consolidating   Consolidated
                                                                   Company       Guarantors    Adjustments       Totals
                                                                -------------  -------------  -------------  -------------
Cash flows from operating activities:
 Net income (loss)                                               $  (951,265)   $   592,225    $  (592,225)   $  (951,265)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation of property, plant and equipment                  3,702,041        328,832                     4,030,873
    Amortization of capitalized leases                             1,073,401                                    1,073,401
    Amortization of acquisition intangibles                          690,849         10,576                       701,425
    Amortization of deferred financing costs                         355,249                                      355,249
    Provision for deferred income taxes                             (125,000)                                    (125,000)
    Changes in operating assets and operating liabilities:
     Accounts receivable                                          (1,230,560)    (1,325,363)                   (2,555,923)
     Inventories                                                    (962,978)       437,976                      (525,002)
     Rental merchandise in service                                   599,936       (100,718)                      499,218
     Prepaid expenses and other assets                            (1,159,382)       (22,447)     1,290,471        108,642
     Accounts payable, accrued expenses, other liabilities        (2,503,818)       395,351       (698,246)    (2,806,713)
                                                                ------------   ------------   ------------   ------------
    Net cash provided by (used in) operating activities             (511,527)       316,432              0       (195,095)
                                                                ------------   ------------   ------------   ------------

Cash flows from investing activities:
 Purchase of property, plant and equipment                        (7,521,270)      (192,123)                   (7,713,393)
 Acquisition of business, net of cash acquired                    (1,467,052)                                  (1,467,052)
                                                                ------------   ------------   ------------   ------------
    Net cash used in investing activities                         (8,988,322)      (192,123)             0     (9,180,445)
                                                                ------------   ------------   ------------   ------------

Cash flows from financing activities:
 Proceeds from long-term borrowings                               50,558,770                                   50,558,770
 Payments under long-term obligations                            (41,549,085)                                 (41,549,085)
  Other                                                             (494,234)                                    (494,234)
                                                                ------------   ------------   ------------   ------------
    Net cash provided by (used in) operating activities            8,515,451              0              0      8,515,451
                                                                ------------   ------------   ------------   ------------
    Net increase (decrease) in cash                               (1,536,450)       676,361              0       (860,089)

Cash and cash equivalents:
 Beginning of period                                               1,294,046       (220,550)                    1,073,496
                                                                ------------   ------------   ------------   ------------
 End of period                                                   $   309,648    $    96,241    $        -     $   213,407
                                                                ============   ============   ============   ============

Coyne International Enterprises Corp and Subsidiaries

Index to Exhibits
(Item 14(a)(3))

   Exhibit No.                             Description
-----------------    ---------------------------------

(a)  Exhibits

2.1 Articles of Merger of Clean Towel Service, Inc. into Coyne International Enterprises Corp.

2.2 Plan of Merger Clean Towel Service, Inc. into Coyne International Enterprises Corp.

2.4 Certificate of Merger of Midway-CTS Buffalo, Ltd. into Coyne International Enterprises Corp. Pursuant to Section 905 of the Business Corporation Law.

2.5 Plan to Merge Midway-CTS Buffalo, Ltd. into Coyne International Enterprises Corp. Pursuant to Section 905 of the Business Corporation Law.

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