Form 10-Q
period 2002-04-30
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2002-06-11
CIK 1066242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Quarterly period ended April 30, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

          Commission File No.  333-60247
                               ---------

                      COYNE INTERNATIONAL ENTERPRISES CORP.
                     BLUE RIDGE TEXTILE MANUFACTURING, INC.
                            OHIO GARMENT RENTAL, INC.
--------------------------------------------------------------------------------
      (Exact name of Registrants as specified in their respective charters)


                  New York                            16-6040758
                  Georgia                             58-2018333
                   Ohio                               34-1261376

--------------------------------------  ----------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification No.)
  Incorporation or Organization)


140 Cortland Avenue, Syracuse,
             New York                                    13221
--------------------------------------  ----------------------------------------
(Address of Principal Executive                        (Zip Code)
            Offices)

       Registrant's Telephone Number, Including Area Code:  (315) 475-1626
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

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I.         Financial Information:

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet ..................................  3

            Condensed Consolidated Statement of Operations ........................  5

            Condensed Consolidated Statement of Cash Flows ........................  6

            Notes to Condensed Consolidated Financial Statements ..................  7

Item 2.     Management's Discussion and Analysis of the Financial
               Condition and Results of Operations ................................ 17




PART II.        Other Information

Item 1.     Legal Proceedings ..................................................... 19

Item 2.     Changes in Securities and Use of Proceeds ............................. 19

Item 3.     Defaults Upon Senior Securities ....................................... 19

Item 4.     Submission of Matters to a Vote of Security Holders ................... 19

Item 5.     Other Information ..................................................... 19

Item 6.     Exhibits and Reports on Form 8-K ...................................... 19


         Signatures

PART I.          Financial Information

Item 1.          Financial Statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                             April 30,     October 31,
Assets                                                         2002           2001
                                                          -------------   -------------
                                                           (unaudited)
Current Assets:
 Cash and cash equivalents                                $     994,015   $     119,519
 Accounts receivable                                         13,956,425      15,453,339
 Inventories                                                  5,451,723       6,697,698
 Rental merchandise in service                               26,131,534      31,401,376
 Prepaid expenses and other assets                            1,152,317         547,284
                                                          -------------   -------------
     Total current assets                                    47,686,014      54,219,216

 Property, plant and equipment,net                           40,321,854      41,635,179


Other assets:
 Purchased routes and acquisition intangibles,net            16,213,439      16,512,266
 Deferred financing costs, net                                3,048,867       2,169,933
 Other                                                        4,488,692       4,444,158
                                                          -------------   -------------
     Total other assets                                      23,750,998      23,126,357

                                                          =============   =============
     Total Assets                                         $ 111,758,866   $ 118,980,752
                                                          =============   =============

       See notes to unaudited condensed consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                              April 30,            October 31,
Liabilities and Shareholders' Equity (Deficit)                                  2002                   2001
                                                                            -------------          -----------
                                                                             (unaudited)
Current Liabilities:
   Current maturities of long-term obligations                               $  17,591,839        $   3,730,926
   Accounts payable                                                              2,761,717            5,152,582
   Cash overdrafts                                                               2,482,847            1,488,087
   Other                                                                        20,377,880           21,118,706
                                                                             -------------        -------------
     Total current liabilities                                                  43,214,283           31,490,301

Long-term obligations, net of current maturities                                77,483,004           96,102,469
Other liabilities                                                                3,043,261            3,173,083
                                                                             -------------        -------------
     Total liabilities                                                         123,740,548          130,765,853
                                                                             -------------        -------------

Shareholders' equity (deficit):
   Retained earnings (deficit)                                                 (14,946,617)         (14,767,786)
   Other                                                                         2,964,935            2,982,685
                                                                             -------------        -------------
     Total shareholders' equity (deficit)                                      (11,981,682)         (11,785,101)
                                                                             -------------        -------------


     Total Liabilities and Shareholders' Equity (Deficit)                    $ 111,758,866        $ 1l8,980,752
                                                                             =============        =============

       See notes to unaudited condensed consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Statement of Operations
-------------------------------------------------------------------------------

                                               Three Months Ended             Six Months Ended
                                                    April 30,                     April 30,
                                          -------------- -------------- -------------- --------------
                                               2002           2001           2002           2001
                                          -------------- -------------- -------------- --------------
                                                   (Unaudited)                   (Unaudited)
Revenue                                    $ 35,764,251   $ 38,303,985   $ 72,729,593   $ 76,447,488

Operating expenses:
   Cost of operations                        27,052,859     29,451,896     54,560,385     58,803,278
   Selling and administrative expenses        6,375,316      7,287,840     13,207,766     14,474,757
                                          -------------- -------------- -------------- --------------
                                             33,428,175     36,739,736     67,768,150     73,278,035
                                          -------------- -------------- -------------- --------------

       Income from operations                 2,336,076      1,564,249      4,961,443      3,169,453

Interest expense                              2,597,735      2,929,159      5,177,907      5,924,414
                                          -------------- -------------- -------------- --------------


       Loss before income taxes                (261,659)    (1,364,910)      (216,464)    (2,754,961)

Income tax benefit                              (90,631)      (489,000)       (37,633)      (990,000)
                                          -------------- -------------- -------------- --------------

       Net loss                            $   (171,028)  $    875,910   $   (178,831)  $ (1,764,961)
                                          ============== ============== ============== ==============

       See notes to unaudited condensed consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                                      April 30,
                                                            -----------------------------
                                                                 2002           2001
                                                            -------------- --------------
                                                                      (unaudited)
Net cash provided by operating activities                   $  7,265,429    $  3,086,442

Cash flows investing activities:
   Purchase of property, plant and equipment                  (1,372,270)     (1,459,092)
   Other investing activities                                    (94,001)         38,668
                                                            ------------    ------------
     Net cash used in investing activities                    (1,466,271)     (1,420,424)
                                                            ------------    ------------

Cash flows from financing activities:
   Proceeds from long-term borrowings                         20,823,183      20,259,269
   Payments under long-term obligations                      (25,581,731)    (22,824,073)
   Increase in cash overdrafts                                   994,760       1,056,630
   Deferred financing costs incurred                          (1,057,426)        (43,253)
   Other financing activities                                   (103,448)       (100,175)
                                                            ------------     -----------
     Net cash used in financing activities                    (4,924,662)     (1,651,602)
                                                            ------------     -----------
     Net increase in cash                                        874,496          14,416

Cash and cash equivalents:
   Beginning of period                                           119,519         909,340
                                                            ------------    ------------
   End of period                                            $    994,015    $    923,756
                                                            ============    ============



Supplemental disclosure of cash flow information:
   Interest paid                                            $  4,993,065    $  5,836,255
   Income taxes paid                                              55,936          51,732

Coyne International Enterprises Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Coyne International Enterprises Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet as of October 31, 2001 has been derived from the audited balance sheet included in the Company's annual report filed on Form 10-K. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

The Company uses a fifty-two/fifty-three week fiscal year ending on the last Saturday of October, with quarterly interim periods of thirteen weeks. For convenience, the dating of the accompanying financial statements and notes have been labeled as of and for the periods ending April 30, 2002, October 31, 2001 and April 30, 2001 rather than the actual period-end dates.

Operating results for the six month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

2. Liquidity

The Company is highly leveraged, with total indebtedness of approximately $95.0 million and a shareholder deficit of approximately $12.0 million at April 30, 2002. In addition, the Company has incurred net losses for each of the last four fiscal years, is required to maintain certain financial covenants as part of its existing senior credit facility (the "Facility") and is dependent on operations for a major portion of its liquidity and working capital needs. These factors create an uncertainty about the Company's ability to continue as a going concern.

As of April 30, 2002, the Company was not in compliance with certain financial covenants required as part of the Facility. Management is working with its senior lenders seeking to obtain a waiver of this covenant non-compliance. Although the senior lenders have not initiated acceleration of the amounts outstanding under the Facility as a result of the covenant default, there can be no assurance that these obligations will not be declared immediately due and payable at any time after April 30, 2002. Accordingly, at April 30, 2002, all amounts outstanding under the Facility, $16.2 million, have been classified as current liabilities on the balance sheet.

3. Reclassification

Certain amounts have been reclassified to conform to the fiscal 2002 presentation.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

4. Comprehensive Income

The components of comprehensive income (loss) were as follows:

                                                                    Six Months ended   Six Months ended
                                                                     April 30, 2002     April 30, 2001
                                                                     --------------     --------------
Net loss                                                                 ($ 178,831)      ($ 1,764,961)
Other comprehensive income (loss):
  Change in fair value of cash flow hedge net of tax expense
  of $56,960 in 2002 and a tax benefit of $97,001 in 2001.                   85,698           (145,502)
                                                                     --------------     --------------
Comprehensive income (loss)                                                ($93,133)      ($ 1,910,463)
                                                                     ==============     ==============

5. Condensed Consolidating Financial Statements

On June 26, 1998, the Company sold $75,000,000 of 11-1/4% Senior Subordinated Notes due 2008 (the "Notes"). The Notes are jointly and severally guaranteed by the following wholly owned subsidiaries of the Company, (the Subsidiary Guarantors): Blue Ridge Textile Manufacturing, Inc. and Ohio Garment Rental, Inc. The following consolidating financial statements for the Company segregate the financial information of Coyne International Enterprises Corp. (the "Parent Company") and the Subsidiary Guarantors.

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Balance Sheet
--------------------------------------------------------------------------------

                                                                                       April 30, 2002
                                                             ----------------------------------------------------------------
                                                                Parent         Subsidiary      Consolidating    Consolidated
Assets                                                          Company        Guarantors       Adjustments        Totals
------                                                       -------------    -------------    -------------    -------------
Current Assets:
   Cash and cash equivalents                                 $   1,086,092    $     (92,077)                    $     994,015
   Accounts receivable                                          11,823,524        2,132,901                        13,956,425
   Inventories                                                   3,970,169        1,481,554                         5,451,723
   Rental merchandise in service                                23,421,643        2,709,891                        26,131,534
   Prepaid expenses and other assets                             9,792,057           66,209       (8,705,949)       1,152,317
                                                             -------------    -------------    -------------    -------------
        Total current assets                                    50,093,485        6,298,478       (8,705,949)      47,686,014

   Property, plant and equipment, net                           37,394,805        2,927,049                0       40,321,854

Other assets:
   Purchased routes and acquisition intangibles, net            15,958,271          255,168                        16,213,439
   Deferred financing costs, net                                 3,048,867                                          3,048,867
   Other                                                         4,539,400          (50,708)                        4,488,692
                                                             -------------    -------------    -------------    -------------
        Total other assets                                      23,546,538          204,460                0       23,750,998

                                                             -------------    -------------    -------------    -------------
                                                             $ 111,034,828    $   9,429,987    $  (8,705,949)   $ 111,758,866
                                                             =============    =============    =============    =============

Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------

Current Liabilities:
   Accounts payable                                          $   5,092,669    $     151,895                     $   5,244,564
   Other                                                        37,397,579          572,143                        37,969,722
                                                             -------------    -------------    -------------    -------------
        Total current liabilities                               42,490,248          724,038                0       43,214,286

Long-term obligations, net of current maturities                77,483,001                                         77,483,00l
Other liabilities                                                3,043,261        3,374,330       (3,374,330)       3,043,261
                                                             -------------    -------------    -------------    -------------
        Total liabilities                                      123,016,510        4,098,368       (3,374,330)     123,740,548
                                                             -------------    -------------    -------------    -------------

Shareholders' equity (deficit):
     Retained earnings (deficit)                               (14,946,617)       3,782,619       (3,782,619)     (14,946,617)
     Other                                                       2,964,935        1,549,000       (1,549,000)       2,964,935
                                                             -------------    -------------    -------------    -------------
        Total shareholders' equity (deficit)                   (11,981,682)       5,331,619       (5,331,619)     (11,981,682)

                                                             -------------    -------------    -------------    -------------
                                                             $ 111,034,828    $   9,429,987    $  (8,705,949)   $ 111,758,866
                                                             =============    =============    =============    =============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Balance Sheet
--------------------------------------------------------------------------------

                                                                                       October 31, 200l
                                                            -------------------------------------------------------------------
                                                                  Parent        Subsidiary      Consolidating     Consolidated
Assets                                                            Company       Guarantors       Adjustments         Totals
------                                                      ---------------  ---------------  ----------------  ---------------
Current Assets:
     Cash and cash equivalents                               $     335,682     $   (216,163)                     $     119,519
     Accounts receivable                                        13,470,773        1,982,566                         15,453,339
     Inventories                                                 4,353,668        2,344,030                          6,697,698
     Rental merchandise in service                              27,707,131        3,694,245                         31,401,376
     Prepaid expenses and other assets                           9,766,827           70,282       (9,289,825)          547,284
                                                            ---------------    -------------    -------------    --------------
            Total current assets                                55,634,081        7,874,960       (9,289,825)       54,219,216

     Property, plant and equipment, net                         38,485,663        3,149,516                0        41,635,179

Other assets:
     Purchased routes and acquisition intangibles, net          16,251,810          260,456                         16,512,266
     Deferred financing costs, net                               2,169,933                                           2,169,933
     Other                                                       4,444,158                                           4,444,158
                                                            ---------------    -------------    -------------    --------------
            Total other assets                                  22,865,901          260,456                0        23,126,357

                                                            ---------------    -------------    -------------    --------------
                                                             $ 116,985,645     $ 11,284,932     $ (9,289,825)    $ 118,980,752
                                                            ===============    =============    =============    ==============
Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------

Current Liabilities:
     Accounts payable                                        $   4,623,596     $    528,986                      $   5,152,582
     Other                                                      24,871,598        1,466,121                         26,337,719
                                                           ---------------    -------------    -------------    --------------
           Total current liabilities                            29,495,194        1,995,107                0        31,490,301

Long-term obligations, net of current maturities                96,102,469                                          96,102,469
Other liabilities                                                3,173,083        3,984,102       (3,984,102)        3,173,083
                                                            ---------------    -------------    -------------    --------------
            Total liabilities                                  128,770,746        5,979,209       (3,984,102)      130,765,853
                                                            ---------------    -------------    -------------    --------------
Shareholders' equity (deficit):
     Retained earnings (deficit)                               (14,767,786)       3,756,723       (3,756,723)      (14,767,786)
     Other                                                       2,982,685        1,549,000       (1,549,000)        2,982,685
                                                            ---------------    -------------    -------------    --------------
            Total shareholders' equity (deficit)               (11,785,101)       5,305,723       (5,305,723)      (11,785,101)
                                                            ---------------    -------------    -------------    --------------
                                                             $ 116,985,645     $ 11,284,932     $ (9,289,825)    $ 118,980,752
                                                            ===============    =============    =============    ==============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                 Three Months Ended April 30, 2002
                                                          ---------------------------------------------------
                                                            Parent     Subsidiary  Consolidating  Consolidated
                                                           Company     Guarantors   Adjustments     Totals
                                                          -----------  ----------   -----------   -----------
Revenue:                                                  $31,811,266  $5,516,394   $(1,563,410)  $35,764,250

Operating expenses:
   Cost of Operations                                      24,123,143   4,479,496    (1,569,781)   27,052,858
   Selling and administrative expenses                      5,352,047     719,991       303,278     6,375,316
                                                          -----------  ----------   -----------   -----------
                                                           29,475,190   5,199,487    (1,246,503)   33,428,174
                                                          -----------  ----------   -----------   -----------

        Income (loss) from operations                       2,336,076     316,907      (316,907)    2,336,076

Interest expense                                            2,597,735     216,420      (216,420)    2,597,735
                                                          -----------  ----------   -----------   -----------


        Income (loss) before income tax                      (261,659)    100,487      (100,487)     (261,659)

Income tax expense (benefit)                                  (90,631)     40,195       (40,195)      (90,631)
                                                          -----------  ----------   -----------   -----------

        Net income (loss)                                 $  (171,028) $   60,292   $   (60,292)  $  (171,028)
                                                          ===========  ==========   ===========   ===========

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                           Three Months Ended April 30, 200l
                                          ----------------------------------------------------------------
                                               Parent        Subsidiary      Consolidating     Consolidated
                                               Company       Guarantors       Adjustments         Totals
                                          ---------------  --------------  ----------------  ---------------
Revenue:                                   $  34,544,816    $  5,401,905    $  (1,642,737)    $  38,303,984

Operating expenses.
  Cost of Operations                          26,570,410       4,533,223       (1,651,737)       29,451,896
  Selling and administrative expenses          6,410,159         765,977          111,705         7,287,840
                                          ---------------  --------------  ----------------  ---------------
                                              32,980,568       5,299,200       (1,540,032)       36,739,736
                                          ---------------  --------------  ----------------  ---------------

     Income (loss) from operations             1,564,247         102,705         (102,705)        1,564,248

Interest expense                               2,929,158         207,563         (207,563)        2,929,158
                                          ---------------  --------------  ----------------  ---------------

     Income (loss) before income tax          (1,364,910)       (104,858)         104,858        (1,364,910)

Income tax expense (benefit)                    (489,000)        (41,943)          41,943          (489,000)
                                          ---------------  --------------  ----------------  ---------------

     Net income (loss)                     $    (875,910)   $    (62,915)   $      62,915     $    (875,910)
                                          ===============  ==============  ================  ===============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                     Six Months Ended April 30,2002
                                                      -----------------------------------------------------------
                                                          Parent       Subsidiary   Consolidating   Consolidated
                                                         Company       Guarantors    Adjustments       Totals
                                                      -------------- -------------- -------------- --------------
Revenue:                                               $ 64,863,779   $ 10,967,068   $ (3,101,254)  $ 72,729,593

Operating expenses:
   Cost of Operation                                     48,556,335      9,052,543     (3,048,493)    54,560,384
   Selling and administrative expenses                   11,346,002      1,446,776        414,988     13,207,766
                                                      -------------- -------------- -------------- --------------
                                                         59,902,336     10,499,319     (2,633,505)    67,768,150
                                                      -------------- -------------- -------------- --------------

       Income from operations                             4,961,443        467,749       (467,749)     4,961,443

Interest expense                                          5,177,907        424,588       (424,588)     5,177,907
                                                      -------------- -------------- -------------- --------------


       Income (loss) before income tax                     (216,464)        43,161        (43,161)      (216,464)

Income tax expense (benefit)                                (37,633)        17,265        (17,265)       (37,633)
                                                      -------------- -------------- -------------- --------------

       Net income (loss)                               $   (178,831)  $     25,896   $    (25,896)  $   (178,831)
                                                      ============== ============== ============== ==============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                   Six Months Ended April 30, 2001
                                                   ---------------------------------------------------------------
                                                       Parent        Subsidiary      Consolidating   Consolidated
                                                       Company       Guarantors       Adjustments       Totals
                                                   ---------------  --------------  --------------  --------------
Revenue                                              $ 68,929,807    $ 11,635,372    $ (4,117,691)   $ 76,447,488

Operating expenses:
   Cost of operations                                  53,075,652       9,866,317      (4,138,691)     58,803,278
   Selling and administrative expenses                 12,684,703       1,574,813         215,242      14,474,758
                                                   ---------------  --------------  --------------  --------------
                                                       65,760,354      11,441,130      (3,923,449)     73,278,035
                                                   ---------------  --------------  --------------  --------------

       Income from operations                           3,169,453         194,242        (194,242)      3,169,453

Interest expense                                        5,924,414         402,681        (402,681)      5,924,414
                                                   ---------------  --------------  --------------  --------------

       Income (loss) before income tax                 (2,754,961)       (208,439)        208,439      (2,754,961)

Income tax expense (benefit)                             (990,000)        (83,376)         83,376        (990,000)
                                                   ---------------  --------------  --------------  --------------
       Net income (loss)                             $ (1,764,961)   $   (125,063)   $    125,063    $ (1,764,961)
                                                   ===============  ==============  ==============  ==============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                         Six Months Ended April 30, 2002
                                                           ------------------------------------------------------------
                                                             Parent       Subsidiary      Consolidating    Consolidated
                                                             Company      Guarantors       Adjustments       Totals
                                                           -----------   ------------     -------------   -------------
   Net cash provided by operating activities               $ 3,395,600    $ 3,869,829                      $ 7,265,429

  Cash flows from investing activities:
   Purchase of property, plant and equipment                (1,337,500)       (34,770)                      (1,372,270)
   Other investing activities                                  (94,001)                                        (94,001)
                                                           -----------    -----------      -----------     -----------
     Net cash used in investing activities                  (1,431,501)       (34,770)                      (1,466,271)
                                                           -----------    -----------      -----------     -----------
  Cash flows from financing activities:
   Proceeds from long-term borrowings                       20,823,183                                      20,823,183
   Payments under long-term obligations                    (25,581,731)                                    (25,581,731)
   Increase in cash overdrafts                                 994,760                                         994,760
   Deferred financing costs incurred                        (1,057,426)                                     (1,057,426)
   Other financing activities                                 (103,448)                                       (103,448)
                                                           -----------    -----------      -----------     -----------
     Net cash provided by (used in) financing activities    (4,924,662)                                     (4,924,662)
                                                           -----------    -----------      -----------     -----------
     Net increase (decrease) in cash                        (2,960,563)     3,835,059                          874,496

  Cash and cash equivalents:
   Beginning of period                                         335,682       (216,163)                         119,519
                                                          ------------    -----------      -----------     -----------
   End of period                                          $ (2,624,881)   $ 3,618,896      $               $   994,015
                                                          ============    ===========      ===========     ===========

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

                                                                       Six Months Ended April 30, 200l
                                                           ------------------------------------------------------------
                                                              Parent       Subsidiary      Consolidating   Consolidated
                                                              Company      Guarantors       Adjustments       Totals
                                                           ------------   ------------     -------------   ------------
Net cash provided by (used in) operating activities        $  1,996,079   $ 1,090,363       $         -    $ 3,086,442

Cash flows from investing activities:
  Purchase of property, plant and equipment                  (1,410,195)      (48,897)                      (1,459,092)
  Other investing activities                                     38,668                                         38,668
                                                           ------------   -----------       -----------    -----------
    Net cash used in investing activities                    (1,371,527)      (48,897)                0     (1,420,424)
                                                           ------------   -----------       -----------    -----------
Cash flows from financing activities:
  Proceeds from long-term borrowings                         20,259,269                                     20,259,269
  Payments under long-term obligations                      (22,824,073)                                   (22,824,073)
  Increase in cash overdrafts                                 1,056,630                                      1,056,630
  Deferred financinig costs incurred                            (43,253)                                       (43,253)
  Other financing activities                                   (100,175)                                      (100,175)
                                                           ------------   -----------       -----------    -----------
    Net cash used in financing activities                    (1,651,602)            0                 0     (1,651,602)
                                                           ------------   -----------       -----------    -----------
    Net increase (decrease) in cash                          (1,027,050)    1,041,466                 0         14,416

Cash and cash equivalents:
  Beginning of period                                           955,728       (46,388)                         909,340
                                                           ------------   -----------       -----------    -----------
  End of period                                            $    (71,322)  $   995,078       $         0    $   923,756
                                                           ============   ===========       ===========    ===========

ITEM 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Coyne International Enterprises Corp. and Subsidiaries

     Management's Discussion and Analysis of Financial Condition and Results of Operations


This Quarterly Report on Form 10-Q includes forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of, but not limited to, the following factors: (i) the Company's ability to generate sufficient cash flow from operations, (ii) the availability of future borrowings under the Company's credit facility, (iii) the availability of sufficient funds at the time of any change of control to make any required repurchases of the Company's senior subordinated notes, (iv) restrictions in the Company's credit facility, (v) the Company's ability to compete with other firms in the textile rental industry, (vi) general economic conditions in the Company's markets,
(vii) the timing of acquisitions,(viii) commencing start-up operations and related costs, (ix) the Company's effectiveness of integrating acquired businesses and start-up operations, (x) the timing of capital expenditures, (xi) seasonal rental and purchasing patterns of the Company's customers, (xii) price changes in response to competitive factors, (xiii) the Company's ability to attract and retain qualified employees, and a prolonged work stoppage or strike by the Company's unionized work force, (xiv) the availability of sufficient funds to meet shareholder redemption requests, and (xv) the results of Internal Revenue Service audits. (xvi) the Company's ability to obtain a waiver of default under its credit facility, and (xvii) the Company's ability to obtain alternate senior credit financing.

Results of Operations

Total revenues decreased $2.5 million, (6.6%), for the three months ended April 30, 2002 versus the three months ended April 30, 2001. Weekly rental revenue has declined by 4.3% during the six months ended April 30, 2002. This decline is comprised of a 7.7% reduction due to cancelled accounts and decreases in service to continuing accounts, partially offset by 3.4% in new business written during this period.

Cost of operations decreased $2.4 million (8.1%) for the three months ended April 30, 2002 versus the three months ended April 30, 2001. This decrease is primarily due to lower labor, commission and other production costs directly associated with revenue generation, in addition to lower energy unit costs and lower merchandise spending resulting from tighter controls implemented in 2001.

Selling and administrative expenses decreased $0.9 million (12.5%) for the three months ended April 30, 2002 versus the three months ended April 30, 2001. This decrease is primarily the result of a $0.7 million decrease in corporate overhead costs and a $0.2 million decrease in wages for the Company's sales force.

Interest expense decreased $0.3 million (11.3%) for the three months ended April 30, 2002 versus the three months ended April 30, 2001, primarily as a result of a decline in outstanding debt, from $103.6 million at April 30, 2001 to $95.0 million at April 30, 2002.

Internal Revenue Service Audit

Subsequent to April 30, 2002 the Internal Revenue Service (the IRS) issued a final settlement based upon its examination of the consolidated federal income tax returns of the Company for the years ended October 31, 1997 and 1998. The total amount due to the IRS is $1,557,621, which includes $462,621 of interest. The effect of this settlement on income tax expense has not yet been determined.

Liquidity and Financial Resources

The Company is highly leveraged, with total indebtedness of $95.0 million and a shareholder deficit of $12.0 million at April 30, 2002. In addition, the Company has incurred net losses for each of the last four fiscal years, is required to maintain certain financial covenants as part of its existing senior credit facility (the Facility) and is dependent on operations for a major portion of its liquidity and working capital needs. These factors create an uncertainty about the Company's ability to continue as a going concern.

The Company's primary source of liquidity has been cash flows from borrowings under the Facility, which was amended in fiscal 2001. For the six months ended April 30, 2002, the Company has experienced a net increase in cash and cash equivalents of $0.9 million. The Company generated $7.3 million in cash and cash equivalents from operating activities for the six months ended April 30, 2002, which interest payments of $5.0 million and liquidation of $6.5 million of excess levels of inventory and rental merchandise in service which resulted from prior year over-purchases.

The maximum credit available under the Company's revolving credit facility (the Revolver), subject to collateral availability, is $30 million. At April 30, 2002, the Company had $3.5 million available under the Revolver, and $16.2 million outstanding under the Facility.

As of April 30, 2002, the Company was not in compliance with certain financial covenants required as part of the Facility. Management is working with its senior lenders to obtain a waiver of this covenant non-compliance. Although the senior lenders have not initiated acceleration of the amounts outstanding under the Facility as a result of the covenant default, there can be no assurance that these obligations will not be declared immediately due and payable at any time after April 30, 2002.

Management is currently pursuing alternative senior credit facilities from other lenders, with the goal of providing additional liquidity. In connection therewith, $1,165,142 has been incurred and has been included on the balance sheet as deferred financing costs. In addition, on May 23, 2002, the Company initiated a tender offer to repurchase up to $50 million of its 11 1/4% Series B Senior Subordinated Notes due 2008.

PART II.   Other Information

  Item 1.  Legal Proceedings

The Company is involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to the financial operations or cash flow of the Company.

  Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

  Item 3.  Defaults Upon Senior Securities

As of April 30, 2002, the Company was not in compliance with certain financial covenants required as part of the Facility. Management is working with its senior lenders to obtain a waiver of this covenant non-compliance. Although the senior lenders have not initiated acceleration of the amounts outstanding under the Facility as a result of the covenant default, there can be no assurance that these obligations will not be declared immediately due and payable at any time after April 30, 2002. In addition, the covenant default has precluded the Company from making the current interest payment due as of June 1, 2002, on the Notes. As of June 1, 2002, the aggregate amount of such defaulted interest owing on the Notes, together with interest on defaulted interest, equaled $4,234,325.

  Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

  Item 5.  Other Information

Not applicable.

  Item 6.  Exhibits and Reports on Form 8-K

Not applicable.