Form 10-Q
period 2002-07-31
COYNE INTERNATIONAL ENTERPRISES CORP
filed 2002-09-10
CIK 1066242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly period ended July 31, 2002

                                       or

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

            TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I.        Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet .....................................  3

            Condensed Consolidated Statement of Operations ...........................  5

            Condensed Consolidated Statement of Cash Flows ...........................  6

            Notes to Condensed Consolidated Financial Statements .....................  7

Item 2.     Management's Discussion and Analysis of the Financial
               Condition and Results of Operations ................................... 19

Item 3.     Quantitative and Qualitative Disclosures About Market Risk................ 21


PART II.       Other Information

Item 1.     Legal Proceedings ........................................................ 21

Item 2.     Changes in Securities and Use of Proceeds ................................ 21

Item 3.     Defaults Upon Senior Securities .......................................... 21

Item 4.     Submission of Matters to a Vote of Security Holders ...................... 21

Item 5.     Other Information ........................................................ 21

Item 6.     Exhibits and Reports on Form 8-K ......................................... 22


   Signatures

PART I. Financial Information

Item 1. Financial Statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                     July 31,       October 31,
Assets                                                                 2002            2001
                                                                   -------------   -------------
                                                                    (unaudited)
Current Assets:
 Cash and cash equivalents                                         $   3,351,652   $     119,519
 Accounts receivable, less allowance for doubtful accounts
  of $692,602 in 2002 and $840,621 in 2001                            13,651,442      15,453,339
 Inventories                                                           5,494,805       6,697,698
 Rental merchandise in service                                        18,431,324      31,401,376
 Prepaid expenses and other assets                                     1,224,416         547,284
                                                                   -------------   -------------
      Total current assets                                            42,153,639      54,219,216

 Property, plant and equipment, net                                   40,002,385      41,635,179


Other assets:
 Purchased routes and acquisition                                     16,002,243      16,512,266
  intangibles, net
 Deferred financing costs, net                                         4,964,010       2,169,933
 Deferred income taxes                                                   326,926       4,197,193
 Other                                                                   310,567         246,965
                                                                   -------------   -------------
      Total other assets                                              21,603,746      23,126,357

                                                                   -------------   -------------
      Total Assets                                                 $ 103,759,770   $ 118,980,752
                                                                   =============   =============

            See notes to unaudited consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                   July 31,            October 31,
Liabilities and Shareholders' Equity (Deficit)                       2002                 2001
                                                               ----------------     ---------------
                                                                  (unaudited)
Current Liabilities:
   Current maturities of long-term obligations                 $      2,038,470     $     3,730,926
   Accounts payable                                                   2,420,253           5,152,582
   Cash overdrafts                                                    3,006,681           1,488,087
   Accrued interest                                                   1,793,892           3,503,660
   Deferred income taxes                                                706,203          10,692,978
   Other                                                              6,209,100           6,922,068
                                                               ----------------     ---------------
      Total current liabilities                                      16,174,599          31,490,301

Long-term obligations, net of current maturities                     89,343,625          96,102,469
Other liabilities                                                     2,960,514           3,173,083
                                                               ----------------     ---------------
       Total liabilities                                            108,478,739         130,765,853
                                                               ----------------     ---------------
Shareholders' equity  (Deficit):
   Retained earnings (Deficit)                                       (7,589,809)        (14,767,786)
   Other                                                              2,870,841           2,982,685
                                                               ----------------     ---------------
       Total shareholders' equity (Deficit)                          (4,718,968)        (11,785,101)
                                                               ----------------     ---------------

       Total Liabilities and Shareholders' Equity (Deficit)    $    103,759,770     $   118,980,752
                                                               ================     ===============

            See notes to unaudited consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                   Three Months Ended               Nine Months Ended
                                                                        July 31,                         July 31,
                                                            ------------------------------    ------------------------------
                                                                 2002            2001             2002             2001
                                                            -------------    -------------    -------------    -------------
                                                                       (Unaudited)                      (Unaudited)
Revenue                                                     $  34,423,638    $  37,651,516    $ 107,153,231    $ 114,099,004


Operating expenses:
   Cost of operations                                          27,090,885       28,988,625       81,645,175       87,791,903
   Selling and administrative expenses                          6,443,278        6,734,971       19,651,044       21,209,482
                                                            -------------    -------------    -------------    -------------
                                                               33,534,163       35,723,596      101,296,219      109,001,385
                                                            -------------    -------------    -------------    -------------

     Income from operations                                       889,475        1,927,920        5,857,012        5,097,619


Interest expense                                                2,919,995        2,859,480        8,097,902        8,783,894
                                                            -------------    -------------    -------------    -------------


     Loss before income taxes                                  (2,030,520)        (931,560)      (2,240,890)      (3,686,275)


Income tax expense (benefit)                                   (7,136,520)        (359,000)      (7,171,717)      (1,349,000)
                                                            -------------    -------------    -------------    -------------

     Income (loss) before extraordinary items and
     cumulative effect of a change in accounting principle      5,106,000         (572,560)       4,930,827       (2,337,275)
                                                            =============    =============    =============    =============

Extraordinary items (less applicable tax of $3,510,184)
(Note 5)                                                        5,278,459                         5,278,459


Cumulative effect of prior years (to October 31, 2001)
of a change in accounting principles (less applicable
income taxes of $2,015,825) (Note 4)                                                             (3,031,309)

                                                            -------------    -------------    -------------    -------------

Net Income (loss)                                           $  10,384,459    $    (572,560)   $   7,177,977    $  (2,337,275)
                                                            =============    =============    =============    =============

            See notes to unaudited consolidated financial statements

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                               July 31,
                                                                         2002            2001
                                                                    -------------   -------------
                                                                             (Unaudited)
    Net cash provided by operating activities                        $  7,166,102    $  1,063,286

Cash flows from investing activities:
 Purchase of property, plant and equipment                             (2,439,407)     (2,191,540)
 Other investing activities                                              (136,523)         33,668
                                                                    -------------   -------------
    Net cash used in investing activities                              (2,575,930)     (2,157,872)
                                                                    -------------   -------------

Cash flows from financing activities:
 Proceeds from long-term borrowings                                    63,618,048      32,391,594
 Payments under long-term obligations                                 (62,732,727)    (33,467,857)
 Increase in cash overdrafts                                            1,518,594       1,876,448
 Deferred financing costs incurred                                     (3,610,460)        (88,534)
 Other financing activities                                              (151,491)       (193,000)
                                                                    -------------   -------------
    Net cash provided by (used in) financing activities                (1,358,036)        518,651
                                                                    -------------   -------------
    Net increase in cash                                                3,232,136        (575,935)

Cash and cash equivalents:
 Beginning of period                                                      119,519         909,340
                                                                    -------------   -------------
 End of period                                                       $  3,351,655    $    333,405
                                                                    =============   =============


Supplemental disclosure of cash flow information:
 Interest paid                                                       $  9,661,289    $ 10,993,420
 Income taxes paid                                                        380,808          51,732

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

The Company uses a fifty-two/fifty-three week fiscal year ending on the last Saturday of October, with quarterly interim periods of thirteen weeks. For convenience, the dating of the accompanying financial statements and notes have been labeled as of and for the periods ending July 31, 2002, October 31, 2001 and July 31, 2001 rather than the actual period-end dates.

Operating results for the nine month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

2. Comprehensive Income

The components of comprehensive income (loss) were as follows:


                                                                  Nine Months ended    Nine Months ended
                                                                    July 31, 2002        July 31, 2001
                                                                    -------------        -------------
Net Income (loss)                                                       $ 7,177,977         ($2,337,275)
Other comprehensive income (loss):
Change in fair value of cash flow hedge net of tax expense
of $25,991 for the nine months ended July 31, 2002 and a tax
benefit of $110,590 for the nine months ended July 31, 2001.                 38,988            (178,818)
                                                                       ------------       -------------

Comprehensive income (loss)                                             $ 7,216,965        ($ 2,516,093)
                                                                       ============       =============

Coyne International Enterprises Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

3. Change in Accounting Estimate

During the third quarter of the fiscal year ending October 31, 2002, the Company shortened the useful lives that were being used to amortize certain garments that were included in rental merchandise in service. Based on historical patterns of usage the Company determined that useful lives used to amortize these garments should be reduced from 60 months to 36 months. The effect of this change in accounting estimate was to reduce income before income taxes and extraordinary items for the three and nine-month periods ended July 31, 2002 by $607,806, net of income tax effect of $404,192.

4. Change in Accounting Principles

     During the third quarter of the fiscal year ending October 31, 2002, the Company changed its method of capitalizing certain costs related to rental merchandise in service and its method for recognizing the cost of merchandise replaced due to loss and abuse.

     In prior years, the Company included in the cost of rental merchandise in service certain centralized costs, including an allocation of overhead costs, that were related to activities necessary to prepare garments for distribution to customers. The Company has decentralized these preparation activities so as to reduce the amount of cost and activity needed to prepare garments for distribution. Therefore, the Company has determined that certain costs that were previously capitalized and amortized over the lives of the respective garments should now be expensed as incurred. The cumulative effect on net income of this change in accounting principle as of November 1, 2001 is a decrease of $718,901 net of income tax effect of $478,070.

     In addition, the Company has changed its method of recognizing the cost of merchandise replaced due to loss and abuse. In prior years the Company recognized these costs over the remainder of the original lives of the replaced merchandise. In order to better match the cost of merchandise replaced due to loss and abuse with the associated revenue, effective November 1, 2001, the Company began recording these costs in full when the loss or abuse revenue is billed. The cumulative effect on net income of this change in accounting principle as of November 1, 2001 is a decrease of $2,312,408 net of income tax effect of $1,537,755.

Coyne International Enterprises Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

4. Change in Accounting Principles (continued)

The effect of the above changes in accounting principles on income before income taxes and extraordinary items and on net income for the three- and nine-month periods ended July 31, 2002, is as follows:

                              3 months ended              9 months ended
                               July 31, 2002               July 31, 2002
                              --------------              --------------

Income before income taxes
and extraordinary items
   Capitalized costs            $  101,507                   $ 170,610
   Loss and abuse cost             179,639                     116,633

Net income
   Capitalized costs            $   60,965                   $ 102,468
   Loss and abuse cost             107,890                      70,050

     The effect of these changes in accounting principles on (decrease) in income before income taxes and extraordinary items and on net income for previously reported periods, is as follows:

                               3 months ended    3 months ended   6 months ended
                              January 31, 2002   April 30, 2002   April 30, 2002
                              ----------------   --------------   --------------

Income (loss) before income
 taxes and extraordinary items
   Capitalized costs            $    8,187          $   60,916      $  69,103
   Loss and abuse cost              65,553            (128,557)        63,004)

Net income (loss)
   Capitalized costs            $    4,917          $   36,586      $  41,503
   Loss and abuse cost              39,371             (77,211)       (37,840)

The following information presents the pro forma results of operations for the three- and nine-month periods ended July 31, 2001 as though these changes in accounting principles were effective November 1, 2000.

                               3 months ended             9 months ended
                                July 31, 2001              July 31, 2001
                               --------------             --------------

Loss before income taxes
and extraordinary items          ($760,110)                ($3,846,033)

      Net loss                    (469,587)                 (2,433,225)

Coyne International Enterprises Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

5. Extraordinary Items

In conjunction with the July 2, 2002 repurchase of $20,095,000 principal amount of 11-1/4% Series B Senior Subordinated Notes due 2008 (the "Notes") at a cost of $10,758,381 plus accrued and unpaid interest, the Company recorded a gain of $5,607,573, net of tax expense of $3,729,046. The gain was recorded as an extraordinary item.

In conjunction with the July 2, 2002 refinancing of its senior credit facilities and the repurchase of the Notes, the Company charged to results of operations $329,114, net of tax benefit of $218,862, representing the deferred financing fees and expenses pertaining to the refinanced facility and the repurchased Notes. The charge was recorded as an extraordinary item.

6. Reclassification

Certain amounts have been reclassified to conform to the fiscal 2002 presentation.

7. Internal Revenue Service Audit

On May 23, 2002 the Internal Revenue Service (the "IRS") issued a final settlement based upon its examination of the consolidated federal income tax returns of the Company for the fiscal years ended October 31, 1997 and October 31, 1998. The total amount due to the IRS is $1,557,621, which includes $462,621 of interest. The effect of this settlement was a reduction of deferred income tax liabilities of approximately $6.7 million.

8. Condensed Consolidating Financial Statements

On June 26, 1998, the Company sold $75,000,000 of the Notes. Subordinated Notes due 2008 (the "Notes"). The Notes are jointly and severally guaranteed by the following wholly owned subsidiaries of the Company (the "Subsidiary Guarantors"): Blue Ridge Textile Manufacturing, Inc. and Ohio Garment Rental, Inc. The following consolidating financial statements for the Company segregate the financial information of Coyne International Enterprises Corp. (the "Parent Company") and the Subsidiary Guarantors. On July 2, 2002, the Company repurchased $20,095,000 principal of the Notes.

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Balance Sheet
--------------------------------------------------------------------------------

                                                                                 July 31, 2002
                                                         -------------------------------------------------------------
                                                             Parent        Subsidiary   Consolidating    Consolidated
Assets                                                       Company       Guarantors    Adjustments        Totals
                                                         -------------   -------------  --------------  --------------
Current Assets:
   Cash and cash equivalents                             $   3,414,817    $   (63,165)                  $    3,351,652
   Accounts receivable, less allowance
      for doubtful accounts                                 11,720,968      1,930,474                       13,651,442
   Inventories                                               3,940,764      1,554,041                        5,494,805
   Rental merchandise in service                            16,025,129      2,406,195                       18,431,324
   Prepaid expenses and other assets                         9,553,279         80,317     (8,409,180)        1,224,416
                                                         -------------    -----------   ------------    --------------
          Total current assets                              44,654,957      5,907,862     (8,409,180)       42,153,639

Property, plant and equipment, net                          37,008,384      2,994,001              0        40,002,385

Other assets:
   Purchased routes and acquisition intangibles, net        15,749,719        252,524                       16,002,243
   Deferred financing costs, net                             4,964,010                                       4,964,010
   Deferred income taxes                                       326,926              0                          326,926
   Other                                                       310,567                                         310,567
                                                         -------------    -----------   ------------    --------------
          Total other assets                                21,351,222        252,524              0        21,603,746

                                                         -------------    -----------   ------------    --------------
                                                         $ 103,014,563    $ 9,154,387   $ (8,409,180)   $  103,759,770
                                                         =============    ===========   ============    ==============

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
   Accounts payable                                      $   5,123,504    $   303,430                   $    5,426,934
   Accrued interest                                          1,793,892
   Deferred income taxes                                       706,203
   Other                                                     7,805,793        441,777              0        10,747,665
                                                         -------------    -----------   ------------    --------------
          Total current liabilities                         15,429,392        745,207              0        16,174,599

Long-term obligations, net of current maturities            89,343,625                                      89,343,625
Other liabilities                                            2,960,515      2,748,001     (2,748,001)        2,960,514
                                                         -------------    -----------   ------------    --------------
          Total liabilities                                107,733,532      3,493,208     (2,748,001)      108,478,739
                                                         -------------    -----------   ------------    --------------
Shareholders' equity (deficit):
   Retained earnings (deficit)                              (7,589,809)     4,112,179     (4,112,179)       (7,589,809)
   Other                                                     2,870,840      1,549,000     (1,549,000)        2,870,841
                                                         -------------------------------------------------------------
          Total shareholders' equity (deficit)              (4,718,969)     5,661,179     (5,661,179)       (4,718,968)
                                                         $ 103,014,563    $ 9,154,387   $ (8,409,180)   $  103,759,770
                                                         =============================================================

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Balance Sheet
--------------------------------------------------------------------------------

                                                                                   October 31, 2001
                                                        ----------------------------------------------------------------------
                                                             Parent           Subsidiary       Consolidating     Consolidated
Assets                                                       Company          Guarantors        Adjustments         Totals
                                                        -------------------  ---------------  ----------------  --------------
Current Assets:
     Cash and cash equivalents                          $        335,682     $   (216,163)                      $      119,519
     Accounts receivable, less allowance
        for doubtful accounts                                 13,470,773        1,982,566                           15,453,339
     Inventories                                               4,353,668        2,344,030                            6,697,698
     Rental merchandise in service                            27,707,131        3,694,245                           31,401,376
     Prepaid expenses and other assets                         9,766,827           70,282        (9,289,825)           547,284
                                                        ----------------     ------------     -------------     --------------
           Total current assets                               55,634,081        7,874,960        (9,289,825)        54,219,216

Property, plant and equipment, net                            38,485,663        3,149,516                 0         41,635,179

Other assets:
     Purchased routes and acquisition intangibles, net        16,251,810          260,456                           16,512,266
     Deferred financing costs, net                             2,169,933                                             2,169,933
     Deferred income taxes                                     4,197,193                                             4,197,193
     Other                                                       246,965                                               246,965
                                                        ----------------     ------------     -------------     --------------
           Total other assets                                 22,865,901          260,456                 0         23,126,357

                                                        ----------------     ------------     -------------     --------------
                                                        $    116,985,645     $ 11,284,932     $  (9,289,825)    $  118,980,752
                                                        ================     ============     =============     ==============
Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
     Current maturities of long-term obligations        $      3,730,926                                        $    3,730,926
     Accounts payable                                          4,623,596          528,986                            5,152,582
     Accrued interest                                          3,503,660                0                 0          3,503,660
     Deferred income taxes                                    10,692,978                0                 0         10,692,978
     Other                                                    10,674,960        1,466,121                 0         12,141,081
                                                        ----------------     ------------     -------------     --------------
           Total current liabilities                          29,495,194        1,995,107                 0         31,490,301

Long-term obligations, net of current maturities              96,102,469                                            96,102,469
Other liabilities                                              3,173,083        3,984,102        (3,984,102)         3,173,083
                                                        ----------------     ------------     -------------     --------------
           Total liabilities                                 128,770,746        5,979,209        (3,984,102)       130,765,853
                                                        ----------------     ------------     -------------     --------------
Shareholders' equity (deficit):
     Retained earnings(deficit)                              (14,767,786)       3,756,723        (3,756,723)       (14,767,786)
     Other                                                     2,982,685        1,549,000        (1,549,000)         2,982,685
                                                        ----------------     ------------     -------------     --------------
           Total shareholders' equity (deficit)              (11,785,101)       5,305,723        (5,305,723)       (11,785,101)
                                                        ----------------     ------------     -------------     --------------
                                                             116,985,645     $ 11,284,932     $  (9,289,825)    $  118,980,752
                                                        ================     ============     =============     ==============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                       Three Months Ended July 31, 2002
                                                        ------------------------------------------------------------
                                                          Parent         Subsidiary    Consolidating    Consolidated
                                                          Company        Guarantors     Adjustments        Totals
                                                        -----------      ----------     -----------     ------------
Revenue                                                 $30,823,778      $4,999,711     $(1,399,851)    $34,423,638

Operating expenses:
   Cost of Operations                                    24,365,890       4,137,847      (1,412,851)     27,090,885
   Selling and administrative expenses                    5,568,414         (49,507)        924,371       6,443,278
                                                        -----------------------------------------------------------
                                                         29,934,303       4,088,340        (488,480)     33,534,163
                                                        -----------------------------------------------------------

     Income (loss) from operations                          889,475         911,371        (911,371)        889,475

Interest expense                                          2,919,995         279,841        (279,841)      2,919,995
                                                        -----------      ----------     -----------     -----------

     Income (loss) before income tax                     (2,030,520)        631,531        (631,531)     (2,030,520)

Income tax expense (benefit)                             (7,136,520)        252,612        (252,612)     (7,136,520)
                                                        -----------      ----------     -----------     -----------

     Income (loss) before extraordinary items and
     cumulative effect of a change in accounting
     principle                                          $ 5,106,000      $  378,919     $  (378,919)    $ 5,106,000
                                                        -----------------------------------------------------------

Extraordinary items (less applicable tax of
$3,510,184) (Note 5)                                      5,278,459                                       5,278,459

                                                        -----------      ----------     -----------     -----------

Net income (loss)                                       $10,384,459      $  378,919     $  (378,919)    $10,384,459
                                                        ===========      ==========     ===========     ===========

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                 Three Months Ended July 31, 2001
                                                  --------------------------------------------------------------
                                                      Parent       Subsidiary    Consolidating     Consolidated
                                                     Company       Guarantors     Adjustments         Totals
                                                  -------------   ------------   -------------     -------------
Revenue                                           $  33,757,173   $  5,258,419   $  (1,364,076)    $  37,651,516

Operating expenses:
   Cost of operations                                25,874,368      4,491,333      (1,377,076)       28,988,625
   Selling and administrative expenses                5,954,885        863,733         (83,647)        6,734,971
                                                  -------------   ------------   -------------     -------------
                                                     31,829,253      5,355,066      (1,460,723)       35,723,596
                                                  -------------   ------------   -------------     -------------

     Income (loss) from operations                    1,927,920        (96,647)         96,647         1,927,920

Interest expense                                      2,859,480        210,057        (210,057)        2,859,480
                                                  -------------   ------------   -------------     -------------


     Income (loss) before income tax                   (931,560)      (306,705)        306,705          (931,560)

Income tax expense (benefit)                           (359,000)      (122,682)        122,682          (359,000)
                                                  -------------   ------------   -------------     -------------

     Net income (loss)                            $    (572,560)  $   (184,023)  $     184,023     $    (572,560)
                                                  =============   ============   =============     =============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                                            Nine Months Ended July 31, 2002
                                                           ----------------------------------------------------------------
                                                               Parent        Subsidiary    Consolidating      Consolidated
                                                              Company        Guarantors     Adjustments          Totals
                                                           -------------   -------------   -------------     --------------
Revenue                                                    $  95,687,557   $  15,966,779   $  (4,501,105)    $  107,153,231

Operating expenses:
    Cost of operations                                        72,893,537      13,212,983      (4,461,344)        81,645,175
    Selling, general and administrative                       16,937,009       1,455,917       1,258,119         19,651,044
                                                           -------------   -------------   -------------     --------------
                                                              89,830,545      14,668,899      (3,203,225)       101,296,219
                                                           -------------   -------------   -------------     --------------

       Income (loss) from operations                           5,857,012       1,297,880      (1,297,880)         5,857,012

Interest expense                                               8,097,902         705,451        (705,451)         8,097,902
                                                           -------------   -------------   -------------     --------------

       Income (loss) before income tax                        (2,240,890)        592,428        (592,428)        (2,240,890)

Income tax expense (benefit)                                  (7,171,717)        236,972        (236,972)        (7,171,717)
                                                           -------------   -------------   -------------     --------------

       Income (loss) before extraordinary items and
       cumulative effect of a change in accounting
       principle                                               4,930,827         355,456        (355,456)         4,930,827
                                                           -------------   -------------   -------------     --------------

Extraordinary items (less applicable tax of
$3,510,184) (Note 5)                                           5,278,459                                          5,278,459

Cumulative effect of prior years (to October 31, 2001)
of a change in accounting principle (less applicable
income taxes of $2,015,825) (Note 4)                          (3,031,309)                                        (3,031,309)


                                                           -------------   -------------   -------------     --------------

Net Income (loss)                                          $   7,177,977   $     355,456   $    (355,456)    $    7,177,977
                                                           =============   =============   =============     ==============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Operations
--------------------------------------------------------------------------------

                                                          Nine Months Ended July 31, 2001
                                           -------------------------------------------------------------
                                               Parent        Subsidiary    Consolidating   Consolidated
                                              Company        Guarantors     Adjustments       Totals
                                           -------------   -------------   -------------   -------------
Revenue                                    $ 102,686,980   $  16,893,791   $  (5,481,767)  $ 114,099,004

Operating expenses:
   Cost of operations                         78,937,045      14,357,625      (5,502,767)     87,791,903
   Selling, general and administrative        18,652,316       2,439,181         117,985      21,209,482
                                           -------------   -------------   -------------   -------------
                                              97,589,361      16,796,806      (5,384,782)    109,001,385
                                           -------------   -------------   -------------   -------------

     Income (loss) from operations             5,097,619          96,985         (96,985)      5,097,619

Interest expense                               8,783,894         612,940        (612,940)      8,783,894
                                           -------------   -------------   -------------   -------------


     Income (loss) before income tax          (3,686,275)       (515,956)        515,956      (3,686,275)

Income tax expense (benefit)                  (1,349,000)       (206,382)        206,382      (1,349,000)
                                           -------------   -------------   -------------   -------------

     Net income (loss)                        (2,337,275)       (309,574)        309,574      (2,337,275)
                                           =============   =============   =============   =============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                           Nine Months Ended July 31, 2002
                                                            -------------------------------------------------------------
                                                                Parent        Subsidiary    Consolidating   Consolidated
                                                               Company        Guarantors     Adjustments       Totals
                                                            -------------   -------------   -------------   -------------
     Net cash provided by (used in) operating activities     $  1,828,832    $  5,337,269    $          -    $  7,166,101

Cash flows from investing activities:
 Purchase of property, plant and equipment                     (2,227,039)       (212,368)                     (2,439,407)
 Other investing activities                                      (136,523)                                       (136,523)
                                                            -------------   -------------   -------------   -------------
     Net cash used in investing activities                     (2,363,562)       (212,368)              -      (2,575,930)
                                                            -------------   -------------   -------------   -------------

Cash flows from financing activities:
 Proceeds from long-term borrowings                            63,618,048                                      63,618,048
 Payments under long-term obligations                         (62,732,727)                                    (62,732,727)
 Increase in cash overdrafts                                    1,518,594                                       1,518,594
 Deferred financing costs incurred                             (3,610,460)                                     (3,610,460)
 Other                                                           (151,490)                                       (151,490)
                                                            -------------   -------------   -------------   -------------
     Net cash provided by (used in) financing activities       (1,358,035)              0               0      (1,358,035)
                                                            -------------   -------------   -------------   -------------
     Net increase (decrease) in cash                           (1,892,765)      5,124,901               0      3,232,136

Cash and cash equivalents:
 Beginning of period                                              335,682        (216,163)                        119,519
                                                            -------------   -------------   -------------   -------------
 End of period                                               $ (1,557,083)   $  4,908,738    $          -    $  3,351,655
                                                            =============   =============   =============   =============

Coyne International Enterprises Corp. and Subsidiaries

Condensed Consolidating Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                  Nine Months Ended July 31, 2001
                                                                 ---------------------------------------------------------------
                                                                     Parent         Subsidiary    Consolidating    Consolidated
                                                                    Company         Guarantors     Adjustments        Totals
                                                                 -------------     -----------    ------------    --------------
    Net cash provided by (used in) operating activities         $  (4,191,536)     $ 3,125,818    $          0    $    1,063,286

 Cash flows from investing activities:
  Purchase of property, plant and equipment                        (2,101,690)         (89,850)                       (2,191,540)
  Other investing activities                                           33,668                                             33,668
                                                                -------------      -----------    ------------    --------------
    Net cash used in investing activities                          (2,068,022)         (89,850)                       (2,157,872)
                                                                -------------      -----------    ------------    --------------
 Cash flows from financing activities:
  Proceeds from long-term borrowings                               32,391,594                                         32,391,594
  Payments under long-term obligations                            (33,467,857)                                       (33,467,857)
  Increase in bank overdrafts                                       1,876,448                                          1,876,448
  Deferred financing costs incurred                                   (88,534)                                           (88,534)
  Other                                                              (193,000)                                          (193,000)
                                                                ------------------------------    ------------------------------
    Net cash provided by (used in) financing activities               518,651                                            518,651
                                                                -------------      -----------    ------------    --------------
    Net increase (decrease) in cash                                (2,642,166)       3,215,668               0          (575,935)

 Cash and cash equivalents:
  Beginning of period                                                 955,728          (46,388)                          909,340
                                                                -------------      -----------    ------------    --------------
  End of period                                                 $   3,597,894      $ 3,262,056    $          0    $      333,405
                                                                =============      ===========    ============    ==============

ITEM 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


Coyne International Enterprises Corp. and Subsidiaries

     Management's Discussion and Analysis of Financial Condition and Results of Operations


This Quarterly Report on Form 10-Q includes forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of, but not limited to, the following factors: (i) the Companys ability to generate sufficient cash flow from operations, (ii) the availability of future borrowings under the Company's credit facility, (iii) the availability of sufficient funds at the time of any change of control to make any required repurchases of the Company's senior subordinated notes, (iv) restrictions in the Company's credit facility, (v) the Company's ability to compete with other firms in the textile rental industry, (vi) general economic conditions in the Company's markets,
(vii) the timing of acquisitions,(viii) commencing start-up operations and related costs, (ix) the Company's effectiveness of integrating acquired businesses and start-up operations, (x) the timing of capital expenditures, (xi) seasonal rental and purchasing patterns of the Company's customers, (xii) price changes in response to competitive factors, (xiii) the Company's ability to attract and retain qualified employees, and a prolonged work stoppage or strike by the Company's unionized work force, and (xiv) the availability of sufficient funds to meet shareholder redemption requests.

Results of Operations

Total revenues decreased $3.2 million (8.6%), for the three months ended July 31, 2002 versus the three months ended July 31, 2001. Weekly rental revenue has declined by 5.2% during the nine months ended July 31, 2002. This decline is comprised of a 12.8% reduction due to cancelled accounts and decreases in service to continuing accounts, partially offset by 7.6% in new business written during this period.

Cost of operations decreased $1.9 million (6.5%) for the three months ended July 31, 2002 versus the three months ended July 31, 2001. $1.0 million of this decrease is due to a change in an accounting estimate where by the Company shortened the useful lives that were used to amortize certain garments that were included in rental merchandise in service. In addition, $0.9 million was due to lower labor, commission and other production costs directly associated with revenue generation and lower merchandise spending resulting from tighter controls implemented in 2001.

Selling and administrative expenses decreased $0.3 million (4.3%) for the three months ended July 31, 2002 versus the three months ended July 31, 2001. This decrease is primarily the result of a decrease in corporate wages and benefits.

Interest expense for the three months ending July 31, 2002 included a $0.5 million charge from a recent Internal Revenue Service audit. Without this charge, interest expense for the three months ended July 31, 2002 would be $0.5 million lower versus the three months ended July 31, 2001, primarily as a result of a decline in outstanding debt, from $105.1 million at July 31, 2001 to $91.4 million at July 31, 2002.

Internal Revenue Service Audit

On May 23, 2002 the Internal Revenue Service (the "IRS") issued a final settlement based upon its examination of the consolidated federal income tax returns of the Company for the fiscal years ended October 31, 1997 and October 31, 1998. The total amount due to the IRS is $1.6 million which includes $0.5 million of interest. The effect of this settlement, including a reduction in deferred tax liabilities, was a reduction of deferred income tax liabilities of approximately $6.7 million.

Liquidity and Financial Resources

The Company is highly leveraged, with total indebtedness of $91.4 million and a shareholder deficit of $4.7 million at July 31, 2002. In addition, the Company has incurred net losses for each of the last four fiscal years, is required to maintain certain financial covenants as part of its existing senior credit facility (the "Facility") and is dependent on operations for a major portion of its liquidity and working capital needs.

For the nine months ended July 31, 2002, the Company has experienced a net increase in cash and cash equivalents of $3.2 million. The Company generated $7.2 million in cash and cash equivalents from operating activities for the nine months ended July 31, 2002, with interest payments of $9.7 million and liquidation of $8.1 million of excess levels of inventory and rental merchandise in service which resulted from prior year over-purchases.

In July 2002, the Company completed a refinancing of its senior credit facilities. All amounts outstanding at that date under its revolving credit, capital expenditure and acquisition facilities, totaling $19.2 million, were repaid with proceeds from the Facility arranged by GECC Capital Markets Group, Inc.

The breakdown of the Facility is as follows:

     a) Revolving Credit Facility with a commitment amount of $18.0 million, subject to collateral availability, at an interest rate of prime plus 1.25% or LIBOR plus 2.75%. At July 31, 2002, there was approximately $12.3 million available under this Revolving Credit Facility. There were no amounts outstanding as of July 31, 2002.
     b) Term A Loan with a commitment of $7.0 million at an interest rate of prime plus 1.75% or LIBOR plus 3.25%. The amount outstanding at July 31, 2002 was $7.0 million.
     c) Term B-1 Loan with a commitment of $10.0 million at an interest rate of prime plus 10.25%. The amount outstanding at July 31, 2002 was $10.0 million.
     d) Term B-2 Loan with a commitment of $20.0 million at an interest rate of 15%. The amount outstanding at July 31, 2002 was $16.0 million.

On July 2, 2002 the Company repurchased $20.1 million principal amount of the 11 1/4% Series B Senior Subordinated Notes due 2008 at a cost of $10.8 million plus accrued and unpaid interest.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company manages interest rate risk by using a combination of variable and fixed rate debt, as well as interest rate swap agreements. The Company's earnings are effected by changes in short-term interest rates due to the use of variable rate notes and revolving credit facilities amounting to approximately $20.4 million. This exposure is limited by the use of interest rate swap agreements as a hedge against the variability in short-term rates. At July 31, 2002, approximately $3.4 million of the Company's variable-rate debt was covered under interest rate swap agreements. The interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leverage instrument. If short-term rates increase by one-half percent, (50 basis-points), the Company's interest expense would increase, and income before taxes would decrease, by approximately $0.1 million. Conversely, if short-term rates decrease by one-half percent, (50 basis-points), the Company's interest expense would decrease, and income before taxes would increase, by approximately $0.1 million.

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

     Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit No.    Description
     -----------    -----------

         18 Letter: Change in accounting principles related to the capitalization of overhead costs.

         19 Letter: Change in accounting principle related to the Company changing its method of recognizing the cost of merchandise replaced due to loss and abuse.

b) The Company filed the following reports on Form 8-K during the fiscal third quarter of 2002 and through the date hereof.
     1) September 9, 2002 under item 7 containing the credit agreement, dated as of July 2, 2002, between the Company, Blue Ridge Textile Manufacturing, Inc. and General Electric Capital Corporation.
     2) September 9, 2002 under item 5, containing the announcement of July 1, 2002 interest payment on the Notes and the July 2, 2002 refinancing of its senior credit facilities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COYNE INTERNATIONAL ENTERPRISES CORP.

Date: September 10, 2002

                                     By: /s/ Thomas M. Coyne
                                        ----------------------------------------
                                             Thomas M. Coyne
                                             Chief Executive Officer

                                     By: /s/ Stephen M. Owen
                                        ----------------------------------------
                                             Stephen M. Owen
                                             VP of Finance and Chief Financial
                                             Officer